Form 10-Q
period 1996-04-30
NATIONAL WIRELESS HOLDINGS INC
filed 1996-06-14
CIK 915016

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



        For the quarterly period ended        April 30, 1996
                                       ----------------------------------

      Commission file number:          0-23598
                             ---------------------------------------------



                         NATIONAL WIRELESS HOLDINGS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                13-3735316
      -------------------------------------    ----------------------------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)


  249 Royal Palm Way, Suite 301, Palm Beach, Florida         33480
  --------------------------------------------------     ---------------
     (Address of principal executive offices)              (Zip Code)


                                (407) 832-0981
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)




          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No
   ---      ---


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $.01 par value: 3,253,000 shares as of June 12, 1996.

                         PART I - FINANCIAL INFORMATION


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Introduction

          National Wireless Holdings Inc. (the "Company"), was incorporated in Delaware on August 31, 1993. Since its inception, the Company has sought to identify wireless systems for acquisition and development, to acquire frequencies and wireless cable technology and to raise the capital necessary to carry out its business plan. The Company's fiscal year ends on October 31.

          As part of these activities, the Company will provide financing to pay for system development expenses; organizational expertise to bring together the requisite number of frequencies, most of which are disparately held; operational expertise to build and operate the systems effectively; regulatory expertise to comply efficiently with federal regulations; and technological resources to expand commercial access to existing wireless frequencies and to enable wireless cable operators to provide reliable, flexible and efficient service. By making available these strategic resources, the Company believes it will be able to attract opportunities in the growing wireless cable industry from local wireless cable operators, developers and suppliers of equipment and technology and others.

          In order to execute its business plan, the Company raised approximately $22 million through an initial public offering of two million shares of its Common Stock on March 9, 1994.

Results of Operations

Six months ended April 30, 1996 As Compared to six months ended April 30, 1995:

Interest Income:
Interest income increased from $559,064 for the six months ended April 30, 1995 to $587,534 for the six months ended April 30, 1996 primarily as a result of changes in balances and interest rates.

Service Revenue:
Service revenue increased from $218,726 for the six months ended April 30, 1995 to $563,522 for the six months ended April 30, 1996 as a result primarily of revenues from a subsidiary acquired in August 1995.

Cost of Services:
Cost of services increased from $108,660 for the six months ended April 30, 1995 to $348,917 for the six months ended April 30, 1996 as a result of increased operating costs and the acquisition referred to above.

Market Development:
Market development expenses were $524,133 for the six months ended April 30, 1995 as compared to $436,172 for the six months ended April 30, 1996 as a result of continued activity in the development of the Miami market.

Technology Development:
Technology development expenses decreased from $33,567 for the six months ended April 30, 1995 to $2000 for the six months ended April 30, 1996 since certain technology investments did not recur in 1996.

Professional Fees:
Professional fees increased from $114,868 in the six months ended April 30, 1995 to $140,234 in the six months ended April 30, 1996 as a result of the acquisition and other costs.

General and Administrative:
General and administrative expense increased from $294,535 in the six months ended April 30, 1995 to $395,544 in the six months ended April 30, 1996 primarily as a result of the acquisition and other costs.

Depreciation and Amortization:
Depreciation and amortization increased from $62,380 in six months ended April 30, 1995 to $267,236 in six months ended April 30, 1996 as a result of additional equipment and licenses being placed in service prior to April 30, 1996.

Interest Expense:
Interest expense increased from $3,723 in the six months ended April 30, 1995 to $46,514 in the six months ended April 30, 1996 due to higher levels of debt.

Net Loss:
As a result of each of the foregoing events, net loss increased from $364,095 in six months ended April 30, 1995 to $483,561 in six months ended April 30, 1996.

Liquidity and Capital Resources

          The Company has funded its operations with the net proceeds from a $500,000 private placement of the Company's Series A Preferred Stock and its initial public offering of 2,000,000 shares of Common Stock aggregating, after payment of offering costs, approximately $22,000,000. The proceeds have been and will be used to fund construction and development of wireless cable systems, acquisitions of wireless cable frequency rights and development and acquisition of new technologies. Such amount, with interest thereon, is expected to be sufficient to implement the business plan of the Company through October 1997, or for a shorter period if the Company determines to invest a substantial portion of its assets in major acquisitions or equity investments. The development of wireless cable systems entails substantial capital investment and will require additional funding. The future availability and terms of equity and debt financing and of strategic alliances cannot be predicted. The unavailability or inadequacy of financing to meet future capital needs could force the Company to modify, curtail, delay or suspend some or all aspects of its planned operations.

          The Company has obtained rights to a sufficient number of frequencies in Miami, Florida to commence development of a wireless cable system if appropriate technology is developed. The Company believes that the overall cost of developing such a system in Miami would be between $60,000,000 and $100,000,000, and the initial capital investment required, including acquisition and early phase construction costs, is estimated to be from $6,000,000 to $10,000,000. The actual capital investment requirements for developing any markets may vary substantially from such estimates depending upon which frequencies are actually acquired, the technical configuration of the transmission systems, and regulatory issues. The balance of the required capital will be invested as subscribers are added. There can be no assurance that the Company can develop the Miami market.

          The Company has capitalized the costs of obtaining the rights to wireless frequencies in the Miami market. The recoverability of such costs is dependent upon the successful development of a system in Miami or through the resale of such frequency rights. Management estimates that it will recover the carrying amount of these costs from cash flows generated by the system once it has been developed. However, it is reasonably possible that such estimate will change in the near term as a result of frequency availability, technology, regulatory or other changes.

          The Company will determine in which markets other than Miami it will commence development based upon whether the Company can obtain at least 20 channels in a market, further technical and regulatory analysis of such market and an assessment of the business potential for such market based upon the number of homes within the radius of the proposed transmit site, the number of homes passed by hard-wire cable and other demographic factors.

          Development of markets in which the Company has already acquired rights, including acquisition of the additional frequencies and other related assets which may be necessary to make development feasible, would use substantially all its capital. The Company also plans to acquire additional, as yet unidentified wireless frequencies or assets, and there can be no assurance it will be able to acquire any of them. The Company plans to use its assets to develop Miami, the market which management considers most promising at present, and will seek additional capital to develop Miami and other markets in which it may acquire interests through equity or debt financing, joint ventures or other arrangements. The Company does not currently have such financing or joint venture partners in place. Based on the experience of its management in other markets, the Company believes such financing will be available, especially for the incremental capital needed as a system adds revenue producing subscribers; however, there can be no assurance that it will be able to obtain such financing or partners on a timely basis and on satisfactory terms and conditions, if at all. In some cases, the Company may sell frequencies to finance development or acquisition of other markets. The failure to obtain additional funds on a timely basis could have a material adverse affect on the Company and its business and, if such financing is not available, the Company may be obliged to modify or curtail its operations. The Company believes it will be able to undertake limited development of Miami (that is, with less rapid construction and less extensive marketing) without such additional financing or partners and still have available capital to finance local operators that wish to enter strategic alliances with the Company and make other acquisitions or investments.

          The Company may, when and if the opportunity arises, acquire or invest in other businesses which are related to the Company's business. If such an opportunity arises, the Company may use a portion of its funds for that purpose. The Company has no specific arrangements with respect to any such acquisitions or investments at the present time and is not presently involved in any negotiations with respect to any such acquisition. There can be no assurance that any such acquisitions or investments will be made.

NATIONAL WIRELESS HOLDINGS INC.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Contents



                                                                                         Page(s)
                                                                                      ------------



 Condensed Consolidated Balance Sheets as of April 30, 1996
 and October 31, 1995                                                                         3.00


 Condensed Consolidated Statements of Operations for the three and six months ended


 April 30, 1996 and 1995                                                                      4.00


 Condensed Consolidated Statements of Cash Flows for the six months ended

 April 30, 1996 and 1995                                                                      5.00


 Notes to Condensed Consolidated Financial Statements                                         6-7




NATIONAL WIRELESS HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Unaudited)


                                                                            October
                                                           April 30,        31,
                                                           1996             1995

                                                           -----------      ------------
 ASSETS:

 Current assets:
 Cash and cash equivalents                                  $ 3689293.00     $4888240.00

                                                             11982171.00
 U.S. treasury securities                                                    11964634.00

 Trade and other receivables                                   419406.00       255224.00
 Due from related parties                                                       47350.00

 Prepaid expenses and other current assets                      83105.00        85408.00
                                                            ------------    ------------

 Total current assets                                        16173975.00     17240856.00



 Notes receivable from EDSS                                    973000.00       773000.00

 Wireless frequency license and acquisition costs, net of accumulated





































See accompanying notes to unaudited condensed consolidated financial statements.



 amortization of $225,752 and $136,550, respectively          2628613.00      2530724.00

 Transmission and related equipment, net of accumulated

 amortization of $135,572 and $56,474, respectively           1112256.00      1050735.00
 Leasehold improvements, office equipment and service
 vehicles, net

 of accumulated depreciation of $208,381 and $149,986,         472695.00       527181.00
 respectively

 Intangible assets, net of accumulated amortization
 of $68,830 and $35,416, respectively                          431517.00       464911.00

 Deposits and other assets                                     358123.00       393830.00
                                                            ------------    ------------

 Total Assets                                              $ 22150179.00   $ 22981237.00
                                                           -------------   -------------




 LIABILITIES and STOCKHOLDERS' EQUITY:


 Current liabilities:

 Accounts payable and accrued expenses                        $488322.00      $650074.00

                                                                70000.00
 Due to related parties

 Current maturities of long-term debt                          415254.00       448830.00
                                                            ------------    ------------





































See accompanying notes to unaudited condensed consolidated financial statements.




 Total current liabilities                                     973576.00      1098904.00
                                                            ------------    ------------



 Long-term debt                                                450852.00       673021.00
                                                            ------------    ------------



 Stockholders' equity:

 Preferred stock                                                    -                -

 Common Stock $.01 par value: 20,000,000 shares authorized;

 3,253,000 shares issued and outstanding                        32530.00        32530.00

 Additional paid-in capital                                  22421173.00     22421173.00

 Accumulated deficit                                         -1727952.00     -1244391.00
                                                           -------------   -------------

 Total stockholders' equity                                  20725751.00     21209312.00
                                                           -------------   -------------



 Total liabilities and stockholders' equity                 $22150179.00    $22981237.00
                                                           -------------   -------------













































See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)


                                     For the Three                  For the Six Months
                                     Months                         Ended April 30,
                                     Ended April 30,
                                    --------------------------      ---------------------------
                                                  1995
                                    1996                            1996         1995
                                    --------------------------      ---------------------------

 Revenue:

 Interest income                    $ 292672.00   $ 312285.00       $ 587534.00   $ 559064.00

 Services                             298166.00     101528.00         563522.00     218726.00
                                    -------------------------       -------------------------


 Total revenue                        590838.00     413813.00        1151056.00     777790.00
                                    -------------------------       -------------------------


 Expenses:

 Cost of services                     167524.00      52410.00         348917.00     108660.00

 Market development                   196513.00     290891.00         436172.00     524133.00

 Technology development                               1821.00                        33567.00

 Professional fees                     75398.00      60733.00         140234.00     114868.00





































See accompanying notes to unaudited condensed consolidated financial statements.



 General and administrative            218943.00       194131.00       395544.00     294554.00

 Depreciation and amortization         139068.00        33721.00       267236.00      62380.00

 Interest                               21353.00         1958.00        46514.00       3723.00
                                     -----------     -----------     -----------  ------------


 Total expenses                        818799.00       635665.00      1634617.00    1141885.00
                                     -----------     -----------     -----------  ------------



 Net loss                            $ 227961.00     $ 221852.00     $ 483561.00   $ 364095.00
                                     -----------     -----------     -----------   -----------


 Net loss per common share           $      0.07     $      0.07     $      0.15   $      0.12
                                     -----------     -----------     -----------   -----------


 Weighted average number of common
 shares

 outstanding                          3253000.00      3165000.00       3253000.00   3159000.00
                                     -----------     -----------      -----------  -----------
















































See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)



                                                                              Six Months
                                                                           Ended April 30,


                                                                       ---------------------------
                                                                          1996            1995
                                                                       -----------     -----------

 Cash flows from operating activities

 Net Loss                                                             $ -483561.00    $ -364095.00

 Adjustments to reconcile net loss to net cash used in operating activities:

 Depreciation and amortization                                           267236.00        62380.00

 Gain on sale of vehicles                                                 -1352.00

 Changes in assets and liabilities:

 Due from related parties                                                 47350.00        10090.00

 Trade receivables and other receivables                                -164182.00         4599.00

 Prepaid expenses and other current assets                                 2303.00        31515.00

 Deposits and other assets                                                35687.00

 Accounts payable and accrued expenses                                  -161752.00       464975.00

 Due to related parties                                                   70000.00         9677.00



































See accompanying notes to unaudited condensed consolidated financial statements.



 Other                                                                   -17537.00      -308463.00
                                                                      ------------   -------------

 Net cash used in operating activities                                  -405808.00       -89322.00
                                                                      ------------   -------------



 Cash flows from investing activities:

 Wireless frequency license and acquisition costs                       -187091.00      -751800.00

 Acquisition of transmission and related equipment                      -140619.00      -339706.00

 Acquisition of leasehold improvements, office equipment and
 service vehicles                                                        -50814.00       -95686.00

 Proceeds on sale of vehicles                                             41130.00

 Increase in loan receivable                                                            -350000.00

 Investment in TLC                                                                      -338262.00

 Purchases of U.S. treasury securities                                                -15976264.00

 Proceeds from redemption of U.S. treasury securities                                  19302559.00
                                                                    -----------        -----------
 Net cash (used) provided by investing activities                       -337394.00      1450841.00
                                                                    --------------     -----------



 Cash flows from financing activities:

 Increase in notes receivable to EDSS                                   -200000.00









































See accompanying notes to unaudited condensed consolidated financial statements.




 Principal payments of long-term debt                                   -255745.00       -90134.00
                                                                    --------------    ------------

 Net cash used by financing activities                                  -455745.00       -90134.00
                                                                    --------------    ------------



 Net (decrease) increase in cash and cash equivalents                  -1198947.00      1271385.00

 Cash and cash equivalents, beginning of period                         4888240.00       911266.00
                                                                      ------------    ------------



 Cash and cash equivalents, end of period                             $ 3689293.00    $ 2182651.00
                                                                      ------------    ------------
 Supplemental disclosure of cash flow information:

 Cash paid for interest                                               $   46514.00    $    3723.00
                                                                      ------------    ------------






















































See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of National Wireless Holdings, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial statements for these interim periods, have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (File No. 0-23598) and filed with the Securities and Exchange Commission.

2.  Net Loss Per Share Data:

Net loss per share is computed based on the loss for the period divided by the weighted average number of common shares outstanding during the period. Common Stock equivalents are not reflected in the calculation since they are anti-dilutive.

3.   Shareholders' Equity:

On March 17, 1994, the Company completed an initial public offering of 2,000,000 shares of Common Stock, par value $.01 per share, at a price of $12.50 per share, aggregating net proceeds of approximately $22.0 million.
On April 20, 1995, the holders of the Series A Convertible Preferred Stock converted their preferred shares into 100,000 shares of Common Stock.

4.   Loan to EDSS

On June 9, 1995, the Company entered into a loan agreement to provide a one year $1,000,000 secured line of credit at an interest rate equal to the prime rate plus 2% to Electronic Data Submission Systems, Inc. ("EDSS"), an electronic healthcare billing network operator serving doctors and insurance companies.
The loan agreement provides, among other matters, that the Company will have an option to purchase 50% of EDSS's voting common stock and that EDSS

Notes to Condensed Consolidated Financial Statements

(unaudited) (Continued)

may extend the term of the loan for up to two additional one year terms. The Company loaned an aggregate of $973,000 to EDSS through April 30, 1996 pursuant to the loan agreement. An additional $15,000 was loaned to EDSS in June of 1996. EDSS plans to use the proceeds to develop an electronic healthcare billing network in Miami/South Florida corridor to facilitate healthcare providers processing claims for reimbursement from third party payors. In the future, the Company expects to be able to develop applications of the EDSS billing network using the Company's wireless frequencies.

5.   Recently issued Accounting Pronouncements

The Company has considered all recently issued accounting standards not requiring immediate adoption, particularly statement of Financial Accounting Standard No. 123, and has estimated that the effect of these standards when adopted will not have a material impact on the Company's financial position or its results of operations. The Company has decided that when SFAS No. 123 is adopted it will elect the alternate disclosure requirements.

                           PART II - OTHER INFORMATION



Item 1.   Legal Proceedings.

                    Not applicable.


Item 2.   Changes in Securities.

                    Not applicable.


Item 3.   Defaults Upon Senior Securities.

                    Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders.

          At its Annual Meeting of Stockholders on March 14, 1996, the Company's stockholders approved and ratified the following actions:

          1.   The following individuals were elected as directors of the
Corporation:

                                                       Number of
                                   Number of           Votes
                                   Votes For           Withheld
                                   ---------           --------

Terrence S. Cassidy                1,741,389           0
Michael J. Specchio                1,741,389           0
Thomas R. DiBenedett               1,741,389           0
Louis B. Lloyd                     1,741,389           0
Michael A. McManus, Jr.            1,741,389           0

to serve until the 1997 Annual Meeting, and, in each case, until their respective successors have been elected and have qualified.

          2. 1,741,389 shares of all shares entitled to vote were voted in favor of, and 0 votes were withheld for, the appointment of Coopers & Lybrand L.L.P. as independent auditors of the Corporation until the next Annual Meeting.



Item 5.   Other Information.

                    Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

                    Not applicable.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               NATIONAL WIRELESS HOLDINGS INC.
                                           -------------------------------------
                                                            (Registrant)


Date: June 13, 1996                          By:
                                                  ------------------------------
                                        Terrence S. Cassidy, President and
                                         Principal Accounting Officer