Form 10-Q
period 1996-07-31
NATIONAL WIRELESS HOLDINGS INC
filed 1996-09-16
CIK 915016

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



        For the quarterly period ended        July 31, 1996
                                       ---------------------------------

      Commission file number:          0-23598
                             ---------------------------------------------



                         NATIONAL WIRELESS HOLDINGS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                          13-3735316
     -------------------------------    ----------------------------
     (State or other jurisdiction       (IRS Employer Identification No.)
     of incorporation)


     249 Royal Palm Way, Suite 301, Palm Beach, Florida         33480
     --------------------------------------------------     ------------
     (Address of principal executive offices)               (Zip Code)


                                  (407) 832-0981
      ---------------------------------------------------------------------
              (Registrant's telephone number, including area code)




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

    Common Stock, $.01 par value: 3,253,000 shares as of September 6, 1996.

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

Results of Operations

Nine months ended July 31, 1996 as compared to nine months ended July 31, 1995:

Interest Income:
Interest income increased from $841,494 for the nine months ended July 31, 1995 to $874,465 for the nine months ended July 31, 1996 primarily as a result of changes in balances and interest rates.

Service Revenue:
Service revenue increased from $316,950 for the nine months ended July 31, 1995 to $900,659 for the nine months ended July 31, 1996 as a result primarily of revenues from a subsidiary acquired in August 1995.

Cost of Services:
Cost of services increased from $138,585 for the nine months ended July 31, 1995 to $531,357 for the nine months ended July 31, 1996 as a result of increased operating costs and the acquisition referred to above.

Market Development:
Market development expenses increased from $556,316 for the nine months ended July 31, 1995 as compared to $621,977 for the nine months ended July 31, 1996 as a result of continued activity in the development of the Miami market.

Professional Fees:
Professional fees increased from $211,709 in the nine months ended July 31, 1995 to $222,301 in the nine months ended July 31, 1996 as a result of the acquisition and other costs.

General and Administrative:
General and administrative expense increased from $508,758 in the nine months ended July 31, 1995 to $602,293 in the nine months ended July 31, 1996 primarily as a result of the acquisition and other costs.

Depreciation and Amortization:
Depreciation and amortization increased from $169,541 in nine months ended July 31, 1995 to $450,056 in nine months ended July 31, 1996 as a result of additional equipment and licenses being placed in service prior to July 31, 1996.

Interest Expense:
Interest expense increased from $4,990 in the nine months ended July 31, 1995 to $58,188 in the nine months ended July 31, 1996 due to higher levels of acquisition debt.

Net Loss:
As a result of each of the foregoing events, net loss increased from $465,022 in nine months ended July 31, 1995 to $748,218 in nine months ended July 31, 1996.

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

          The Company has obtained rights to a sufficient number of frequencies in Miami, Florida to commence development of a wireless cable system when digital technology becomes available on an economic basis. The Company believes that the overall cost of developing such a system in Miami would be in excess of $100,000,000, and the initial capital investment required, including acquisition and early phase construction costs, is estimated to be from $10,000,000 to $13,000,000. The actual capital investment requirements for developing any markets may vary substantially from such estimates depending upon which frequencies are actually acquired, the technical configuration of the transmission systems, and regulatory issues. The balance of the required capital will be invested as subscribers are added. There can be no assurance that the Company can develop the Miami market.

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

NATIONAL WIRELESS HOLDINGS INC.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Contents





                                                              Page(s)
                                                             ---------


 Condensed Consolidated Balance Sheets as of July 31, 1996
 and October 31, 1995                                            3


 Condensed Consolidated Statements of Operations for the
 three and nine months ended
 July  31, 1996 and 1995                                         4


 Condensed Consolidated Statements of Cash Flows for the
 nine months ended
 July 31, 1996 and 1995                                          5


 Notes to Condensed Consolidated Financial Statements            6-7




See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Unaudited)




                                             July 31, 1996    October 31, 1995
                                             -------------    ----------------
 ASSETS:

 Current assets:

 Cash and cash equivalents                  $ 3,216,409.00     $ 4,888,240.00

 U.S. treasury securities                    11,991,085.00      11,964,634.00

 Trade and other receivables                    450,640.00         255,224.00

 Due from related parties                                           47,350.00


 Prepaid expenses and other current assets      133,771.00          85,408.00
                                               ------------    --------------

 Total current assets                        15,791,905.00      17,240,856.00



 Notes receivable from EDSS                     988,000.00         773,000.00

 Wireless frequency license and acquisition costs, net of accumulated




See accompanying notes to unaudited condensed consolidated financial statements.

 amortization of $270,353 and $136,550,
 respectively                                    2,676,956.00     2,530,724.00

 Transmission and related equipment, net of
 accumulated amortization of $183,821
 and $56,474, respectively                       1,192,888.00     1,050,735.00

 Leasehold improvements, office equipment
 and service vehicles, net
 of accumulated depreciation of $246,441
 and $149,986, respectively                        418,282.00       527,181.00

 Intangible assets, net of accumulated
 amortization of $85,551 and $35,416,
 respectively                                      414,810.00       464,911.00


 Deposits and other assets                         418,120.00       393,830.00
                                                --------------   -------------

 Total Assets                                  $21,900,961.00    22,981,237.00
                                               ---------------   -------------


 LIABILITIES and STOCKHOLDERS' EQUITY:



 Current liabilities:


 Accounts payable and accrued expenses            $590,760.00      $650,074.00


 Due to related parties                             60,000.00


 Current maturities of long-term debt              423,798.00       448,830.00
                                                --------------   -------------








See accompanying notes to unaudited condensed consolidated financial statements.

 Total current liabilities                        1,074,558.00   1,098,904.00
                                                  ------------   ------------



 Long-term debt                                     365,309.00     673,021.00
                                                  ------------   ------------


 Stockholders' equity:


 Preferred stock                                     -               -

 Common Stock $.01 par value:  20,000,000
 shares authorized;

 3,253,000 shares issued and outstanding            32,530.00      32,530.00
 Additional paid-in capital                     22,421,173.00  22,421,173.00

Accumulated deficit                             (1,992,609.00) (1,244,391.00)
                                                 ------------   ------------


Total stockholders' equity                      20,461,094.00  21,209,312.00
                                                -------------  -------------




Total liabilities and stockholders' equity     $21,900,961.00 $22,981,237.00
                                                -------------  -------------



See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)



                                         For the Three Months            For the Nine Months
                                         Ended July 31,                  Ended July 31,
                                       -------------------------       ----------------------
                                          1996         1995               1996         1995
                                       -------------------------       ----------------------


 Revenue:
 Interest income                     $ 286,931.00  $ 282,430.00      $ 874,465.00  $ 841,494.00


 Services                              337,137.00     98,224.00        900,659.00    316,950.00
                                       ------------------------      --------------------------


 Total revenue                         624,068.00    380,654.00      1,775,124.00  1,158,444.00
                                       ------------------------      --------------------------



 Expenses:

 Cost of services                      182,440.00     29,925.00        531,357.00    138,585.00

 Market development                    185,805.00     32,183.00        621,977.00    556,316.00

 Technology development                 37,170.00                       37,170.00     33,567.00

 Professional fees                      82,067.00     96,841.00        222,301.00    211,709.00




See accompanying notes to unaudited condensed consolidated financial statements.


 General and administrative              206,749.00    214,204.00          602,293.00    508,758.00

 Depreciation and amortization           182,820.00    107,161.00          450,056.00    169,541.00

 Interest                                 11,674.00      1,257.00           58,188.00      4,990.00
                                       --------------------------        --------------------------



 Total expenses                          888,725.00    481,571.00        2,523,342.00  1,623,466.00
                                       --------------------------        --------------------------



 Net loss                              $ 264,657.00  $ 100,917.00        $ 748,218.00  $ 465,022.00
                                       --------------------------        --------------------------




 Net loss per common share             $       0.08  $       0.03        $       0.23  $       0.15
                                       --------------------------        --------------------------




 Weighted average number of
 common shares
 outstanding                           3,253,000.00  3,253,000.00        3,253,000.00  3,182,500.00
                                       --------------------------      ----------------------------





See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)


                                                                          Nine Months
                                                                         Ended July 31,
                                                                     ----------------------
                                                                       1996           1995
                                                                     --------       -------
 Cash flows from operating activities

 Net loss                                                        $ (748,218.00)  $ (465,022.00)

 Adjustments to reconcile net loss to net cash used in operating activities:

 Depreciation and amortization                                      450,056.00      169,541.00

 Gain on sale of vehicles                                            (1,352.00)

 Changes in assets and liabilities:

 Due from related parties                                            47,350.00        3,488.00

 Trade receivables and other receivables                           (195,416.00)     (39,738.00)

 Prepaid expenses and other current assets                          (48,363.00)      22,475.00

 Deposits and other assets                                          (24,290.00)

 Accounts payable and accrued expenses                              (59,314.00)       1,767.00

 Due to related parties                                              60,000.00        9,677.00


See accompanying notes to unaudited condensed consolidated financial statements.


 Other                                                              (26,451.00)    (208,463.00)
                                                                    -----------   -------------

 Net cash used in operating activities                             (545,998.00)    (506,275.00)
                                                                    -----------   -------------


 Cash flows from investing activities:

 Wireless frequency license and acquisition costs                  (280,035.00)  (1,266,663.00)

 Acquisition of transmission and related equipment                 (269,500.00)    (164,594.00)

 Acquisition of leasehold improvements, office equipment and
 service vehicles                                                   (69,684.00)    (120,258.00)

 Proceeds on sale of vehicles                                        41,130.00

 Increase in loan receivable                                                       (625,000.00)

 Investment in TLC                                                                 (609,283.00)

 Purchases of U.S. treasury securities                                          (15,976,264.00)

 Proceeds from redemption of U.S. treasury securities                            23,802,269.00
                                                                   ------------  -------------

 Net cash (used in) provided by investing activities               (578,089.00)   5,040,207.00
                                                                   ------------  -------------



 Cash flows from financing activities:

 Increase in notes receivable to EDSS                              (215,000.00)


 Principal payments of long-term debt                              (332,744.00)     (93,329.00)
                                                                   ------------   -------------






See accompanying notes to unaudited condensed consolidated financial statements.



 Net cash used in financing activities                             (547,744.00)      (93,329.00)
                                                                  ------------     ------------



 Net (decrease) increase in cash and cash equivalents            (1,671,831.00)    4,440,603.00

 Cash and cash equivalents, beginning of period                   4,888,240.00       911,266.00
                                                                  ------------     ------------



 Cash and cash equivalents, end of period                       $ 3,216,409.00   $ 5,351,869.00
                                                                --------------   --------------


 Supplemental disclosure of cash flow information:


 Cash paid for interest                                         $    58,188.00   $     4,990.00
                                                                  ------------    -------------

















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

4.   Loan to EDSS
On June 9, 1995, the Company entered into a loan agreement to provide a one year $1,000,000 secured line of credit at an interest rate equal to the prime rate plus 2% to Electronic Data Submission Systems, Inc. ("EDSS"), an electronic healthcare billing network operator serving doctors and insurance companies.
The  loan agreement provides,
among other matters, that the Company will have an option to purchase 50% of EDSS's voting common stock and that EDSS may extend the term of the loan for up to two additional one year terms. The Company loaned an aggregate of $988,000 to EDSS through July 31, 1996 pursuant to the loan agreement. EDSS plans to use the proceeds to develop an electronic healthcare billing network in Miami/South Florida corridor to facilitate healthcare providers processing claims for reimbursement from third party payors. In the future, the Company expects to be able to develop applications of the EDSS billing network using the Company's wireless frequencies.

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


Item 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.


Item 5.   Other Information.

          On June 20, 1996, the Company entered into an agreement with Spike Technologies, Inc. ("Spike") for testing of Spike's bidirectional multipoint microwave antenna technology. The Company expects to invest up to $500,000 in such testing. The Company will have the exclusive right to use Spike's technology in Florida, subject to certain royalties to Spike. The Company will have the exclusive right to market Spike's technology to wireless cable operators, including telephone companies, with a royalty of 5% payable to the Company. In addition, the Company shall receive a warrant to purchase 5% of Spike's common stock.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits:  A copy of the agreement with Spike Technologies is filed herewith as Exhibit 10-36.

          (b)  Reports on Form 8-K: Not Applicable.

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


                                            NATIONAL WIRELESS HOLDINGS INC.
                                        -------------------------------------
                                                  (Registrant)


Date: September 13, 1996                By:  /s/ Terrence S. Cassidy
                                             --------------------------------
                                             Terrence S. Cassidy, President
                                               and Principal Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


Item No.                  Description
- --------                  -----------


10.36             A copy of the agreement with Spike Technologies