Form 10-K
period 1996-10-31
NATIONAL WIRELESS HOLDINGS INC
filed 1997-01-29
CIK 915016

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 1996

                         Commission file number 0-23598

                         NATIONAL WIRELESS HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                               13-3735316
---------------------------------------------- ---------------------------------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

            249 Royal Palm Way, Suite 301, Palm Beach, Florida 33480
              (Address of principal executive offices and zip code)

                                 (407) 822-9933
              (Registrant's telephone number, including area code)

        Securities registered pursuant to section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.01 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes |X|  No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____.

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $32,300,000 of January 24, 1997 based upon the last sales price per share of the Registrant's Common Stock, as reported on the Nasdaq Small Cap Market on such date. As of January 24, 1997, 3,253,000 shares of Common Stock, $.01 par value, of the Registrant were outstanding.

     Portions of Registrant's Proxy Statement for use in connection with the Annual Meeting of Stockholders scheduled to be held March 27, 1997 are incorporated by reference into Part III of this report, to the extent set forth therein, if such Proxy Statement is filed with the Securities and Exchange Commission or before February 28, 1997. If such Proxy Statement is not filed by such date, the information required to be presented in Part III will be filed as an amendment to this report. The exhibits for this Form 10-K are listed on Page 29.

                         NATIONAL WIRELESS HOLDINGS INC.
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996
                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
Part I

            Item 1.   Business                                             1
            Item 2.   Properties                                          19
            Item 3.   Legal Proceedings                                   19
            Item 4.   Submission of Matters to a Vote of Security
                      Holders                                             20

Part II

            Item 5.   Market for the Registrant's Common Equity           20
                      and Related Stockholder Matters
            Item 6.   Selected Financial Data                             21
            Item 7.   Management's Discussion and Analysis of
                      Financial Condition and Results of
                        Operations                                        22
            Item 8.   Consolidated Financial Statements                   25
            Item 9.   Changes in and Disagreements
                      on Accounting and Financial Disclosure              25

Part III

            Item 10.  Directors and Executive Officers of the
                        Registrant                                        26
            Item 11.  Executive Compensation                              26
            Item 12.  Security Ownership of Certain Beneficial
                        Owners and Management                             26
            Item 13.  Certain Relations and Related Transactions          26

Part IV

            Item 14.  Exhibits, Financial Statement Schedules,
                      and Reports on Form 8-K                             27

                                     PART I

ITEM 1. BUSINESS

The Company

     National Wireless Holdings Inc. ("NWH" or the "Company") is a Delaware corporation organized on August 31, 1993 to act as a holding and strategic resource company for wireless cable systems. The Company has acquired rights to build and operate a wireless cable system in Miami, Florida, as well as a satellite programming uplink facility in the same area. The Company also seeks to support, finance and acquire new technologies for the wireless cable industry and to secure and assemble rights to frequencies in other markets.

     The Company has also acquired interests in an educational programming distribution company and an electronic medical billing system company and may acquire or invest in other businesses.

     In order to execute its business plan, the Company raised approximately $22 million through an initial public offering of two million shares of its Common Stock on March 9, 1994.

     The Company's executive offices are located at 249 Royal Palm Way, Suite 301, Palm Beach, Florida 33480, telephone: (407) 822- 9933.

Wireless Cable Business

- Miami  Market

     The Company is actively developing a wireless cable system in the Miami, Florida market. The Company believes that the terrain in Miami is suitable to providing wireless cable transmission and that it has obtained rights to sufficient frequencies in Miami, assuming the use of digital compression technology and regulatory approvals, to compete in the multichannel video program distribution marketplace. However, there can be no assurance that the Company will be able to complete developments in technology in a timely or cost effective manner or to resolve certain regulatory issues required to launch such a system. The Company has entered into the following agreement to develop its wireless cable system in Miami.

     o On January 30, 1995, the Company and its subsidiary, South Florida TV Inc. ("SFTV") entered into an agreement (the "WLRN Agreement") with Friends of WLRN, Inc. ("Friends of WLRN") pursuant to which SFTV will lease excess capacity on up to 20 Instructional Television Fixed Service ("ITFS") channels licensed to Friends of WLRN, the School Board of Dade County (the "School Board") and Southern Florida Instructional Television, Inc. ("Southern Florida International Television"). The WLRN Agreement contemplates that the Company and SFTV will supply digital compression technology capable of providing to Friends of WLRN, the School Board and Southern Florida International Television 32 virtual television channels serving Dade County. Upon successful testing and implementation of that digital compression technology, SFTV will be entitled to utilize the remainder of the capacity of the channels for the transmission of commercial programming to subscribers in either a digital or analog format. The Company and SFTV are obliged to invest approximately $2,000,000 to develop these frequencies and will pay license fees based on the number of subscribers to its wireless cable system. Federal Communications Commission ("FCC") consent will have to be secured prior to the relocation of the ITFS stations to the company's transmission facility, to the use of digital compression technology and to the use by the Company and SFTV of all of the excess capacity on the channels after 32 virtual channels are created for use by Friends of WLRN, the School Board and Southern Florida International Television. Requests for the necessary FCC consent are pending, but have been opposed by Wireless Broadcasting Systems of America, Inc. ("WBSA"), a company that is attempting to develop a wireless cable system in the adjacent West Palm Beach market and by ITFS licensees, some of whom are leasing excess capacity to WBSA. On November 8, 1995, the Company and SFTV entered into a letter agreement with WBSA providing that the parties will use their best efforts to settle the dispute, including causing affiliated licensees to agree to the execution of a formal settlement agreement by all of the ITFS and Multipoint Distribution Service ("MDS") licensees and applicants that will provide transmission capacity to the proposed Miami and West Palm Beach wireless cable systems. There can be no assurance that such formal settlement agreement will be entered into nor can there be any assurance that the FCC will consent to the WLRN Agreement and the facilities contemplated therein, or that the Company, acting through SFTV, will be able to implement adequate digital compression technology. Although the Company believes compression technology, when developed, will expand the capacity of ITFS channels to make these channels more useful for educational purposes while at the same time make them available to the Company for commercial uses, there can be no assurance that the Company will be able to use any of the Miami ITFS channels to carry out its business plan. Accordingly there can be no assurance that the Company will develop the Miami market.

     o On December 28, 1994, the Company entered into a Multipoint Distribution Service ("MDS") Agreement with Private Networks, Inc. ("PNI") to lease, for an initial 10-year term and three additional renewal terms of five years each, four MDS wireless frequencies in the Miami, Florida area and the right to lease four such frequencies in each of the following markets: Decatur, Illinois, Ithaca, New York and Glens Falls, New York. The lease, which was assigned to the Company's subsidiary, SFTV, provides for initial payments of $550,000 (a $50,000 down payment was made in fiscal 1994, and $300,000 was paid in fiscal
          1995), a monthly fee of $.50 per subscriber (subject to certain minimum payments) and the costs of constructing (estimated to be $260,000) transmitting stations for PNI in Miami, Decatur, Ithaca and Glens Falls. SFTV will retain ownership of the transmitting equipment in those markets and will lease the equipment for nominal consideration over their estimated useful life to PNI. If the Company is not the operator of the frequencies in any of the markets, PNI will either purchase the equipment in such market at its original cost less depreciation or return it. The Company did not exercise its rights to lease the frequencies in Decatur, Ithaca and Glens Falls.

     o On November 7, 1994, the Company entered into an Agreement for the Purchase of the Radio Station License for Channel with People's Choice TV Corp. ("PCTV") and Alda Multichannels, Ltd. ("Alda"), providing for the purchase by the Company of the license for MDS H-2 Channel in Miami, subject to FCC approval of the transfer and a prior transfer to Alda. Such transfers have both since been approved by the FCC and consummated. As a condition of the purchase, PCTV negotiated a second right of first refusal, subordinate to the right of first refusal held by Preferred Entertainment, Inc. ("PEI"), to enter into any operating agreements for the Miami wireless cable system in the event the Company determines not to operate a system in Miami itself. The Company has agreed to lease this Channel to its subsidiary, SFTV.

     o On July 8, 1994, the Company entered into an Asset Purchase and Sale Agreement and related MDS Service Order with Microband Corporation to purchase the license for MDS Channel 1 in Miami, Florida for $700,000. The FCC granted its consent to the assignment on December 28, 1994. The Company has agreed to lease this Channel to its subsidiary, SFTV.

     o On August 30, 1994, the Company entered into an MDS Airtime Agreement with Via Net Companies for a lease, with an initial five year term and an option for two additional five year terms, of the MDS H-1 Channel for wireless cable broadcasting in Miami, Florida. Under the terms of this agreement, which was assigned to the Company's subsidiary, SFTV, the Company will pay a minimum monthly transmission fee of $1,000 plus a connection fee of $.10 per subscriber, as defined in the agreement. The Company has paid $5,000 as a deposit under this agreement as of October 31, 1996.

     Hard-wire cable systems in Miami currently pass approximately 1,120,000 homes, of which approximately 52% subscribe to hard- wire cable services, and there are approximately 210,000 homes which are not passed by hard-wire cable. The Company believes it can achieve positive cash flow in Miami after an aggregate capital investment of approximately $20,000,000 to $30,000,000 over the next two years with between 18,000 and 30,000 subscribers and with greater growth possible if the Company can invest more capital.

     Before the Company can make full use of the channels it will own or lease in the Miami market, it must relocate the transmitting stations to a common site and secure FCC consent to digital operation. The Company has identified the site at which it will locate its transmission facilities, and applications are pending before the FCC seeking consent to such relocation and digital operation. As noted above, objections have been made to applications filed by the Company's ITFS affiliates. There can be no assurance that the FCC will permit the Company to relocate all of the transmitting stations to the site selected by the Company and authorize them to operate utilizing digital technology. In the event the Company cannot obtain such FCC consent, the Company may have to curtail or modify operations in the Miami market, utilize a less optimal tower location or reduce the height or power of the transmission facility, which could have a material adverse effect on the number of subscribers the Company can serve in that market.

     The Company is continuing discussions with BellSouth Corporation ("BellSouth") for the sale of its subsidiary, SFTV, with all of its wireless cable assets in the Miami area, to BellSouth for $48 million in BellSouth stock. The transaction is subject to completion of due diligence and negotiation of definitive agreements. There can be no assurance that such agreements will be entered into or that the transaction can be completed as proposed. Further details are not being disclosed at this time pending the outcome of talks between the parties.

- General

     Wireless cable television is provided to subscribers by transmitting microwave frequencies over the air on a direct "line-of-sight" from the transmission facility to a small receiving antenna at each subscriber's location. Local off-air VHF/UHF broadcasts can be provided to a subscriber by retransmission of the broadcast over a wireless frequency or by installation of an off-air antenna in conjunction with the wireless antenna located on the subscriber's home or building.

     Wireless cable technology eliminates the need for large networks of cable and amplifiers utilized by hard-wire cable operators. To the subscriber a wireless cable system generally operates in the same fashion as a hard-wire cable system. Like the hard-wire cable systems, wireless cable systems, in exchange for monthly fees, typically offer local off-air broadcast channels, as well as programming such as HBO, ESPN, CNN, USA, WGN, WTBS, A&E, Nickelodeon, Discovery, Disney, MTV and other programming services. A wireless cable system utilizes microwave frequencies licensed by the FCC to transmit multiple channels of video programming over the airwaves to small receiving antennas mounted at the subscribers' locations. Additional pay-per-view programming, such as recent movie releases and special sports events, is generally available for a supplemental charge.

     The Company believes wireless cable systems generally have more reliability in picture quality than hard-wire cable systems. Since a wireless cable system does not require an extensive network of cable and amplifiers, the capital cost per installed wireless subscriber is substantially less than for a hard-wire cable subscriber. As a result of their lower capital costs and lower operating costs per subscriber, wireless cable operators have generally been able to charge less than traditional franchise cable operators for comparable programming and services. Although future changes in governmental regulations may affect cable prices, the Company believes wireless cable operators will continue to have a price advantage over hard-wire cable operators as a result of wireless cable's generally lower capital cost per subscriber. Management believes that wireless cable operators will be able to compete effectively with hard-wire cable operators for subscribers on the basis of picture quality and reliability, customer service, programming features and price.

     Primarily because of the generally lower capital cost structure of wireless cable technology, many wireless cable systems have been able to charge subscribers lower monthly fees than are charged by hard-wire cable systems against which they compete. However, in some markets, especially those in rural areas, wireless cable operators have chosen not to compete with hard-wire cable operators on the basis of price and instead have chosen to maximize revenues by setting rates at or above those charged by the local hard-wire cable systems and targeting their marketing efforts at residents of areas that are not served by hard-wire cable systems. In the urban areas, where the Company expects to focus its efforts, such a strategy is unlikely to maximize revenues. Management believes that in order to induce subscribers of hard-wire systems to switch to the Company's wireless cable system, it would be beneficial to charge rates below those charged by the hard-wire systems. The Company is unable to predict what effect recent amendments to the Communications Act of 1934, as amended, as implemented by the FCC, regulating cable television rates will have on the price competitiveness of wireless cable. Since wireless cable operations generally have lower maintenance costs than those associated with hard-wire cable systems (such as the maintenance of cable, fiber and amplification equipment), wireless cable operations may utilize available funds for other purposes, such as customer service and innovative service offerings. Accordingly, the Company believes that wireless cable systems will be able to compete effectively against hard-wire cable systems on the basis of generally superior picture quality and reliability, and by providing better customer service and innovative service offerings to subscribers.

- Industry Background

     Although the concept of wireless cable television was originally proposed to the FCC in 1981, the wireless cable industry has been slow to emerge as a viable competitor to hard- wire cable. Historically, developers of wireless cable systems have been unable to obtain a sufficient number of frequencies in a given market, adequate programming or adequate financing. While the 1992 Cable Act improved access to programming, the Company believes that the complexity of the FCC's licensing rules and the lack of equity or debt financing for start-up systems are primarily responsible for the initial slow pace of wireless cable system development. As of December 1996 there were approximately 200 systems operating in the United States, serving slightly more than 1,000,000 subscribers. While some wireless cable systems have been developed in more urban areas and are competing against hard-wire cable systems, the majority of the wireless cable systems in operation today are located in rural areas, serving consumers that lack access to a hard-wire cable system.

     Of all of the communications industries utilizing the radio spectrum, the Company believes that none faces as complex a FCC licensing process as the wireless cable industry. Currently a maximum of 33 microwave channels in the 2150-2162 Megahertz ("MHz") and 2500-2690 MHz bands are available for use by wireless cable operators. Due to the manner in which the FCC's policies regarding the licensing and use of these channels has evolved, in most markets the 33 available channels are licensed to between nine and 12 different entities.

Channels not licensed to a wireless cable operator can be leased or acquired from other licensees, subject to compliance with FCC rules and policies. Although wireless cable systems have launched with fewer channels, the Company believes that a wireless cable system in a major market must have access to more than 20 channels in order to compete effectively. Thus, developers of wireless cable systems face a major barrier to entry in that they must secure sufficient channel capacity from the various channel license holders in any given market through leases or acquisitions. Moreover, wireless cable system operators must operate all of their channels from a single location with equipment meeting a single set of technical specifications. In most major markets, because the available channels were not initially licensed to operate from a single location, wireless cable operators must also secure FCC consent to relocate all of the transmission facilities for these channels to a single site and to use equipment meeting a single set of technical standards. In order to secure such FCC consent, wireless cable operators must demonstrate that the system will not cause harmful electrical interference to other facilities in the same market or to facilities in adjacent markets. Particularly in the more populous areas of the country, this can be a formidable task. In markets such as these, stations tend to be more well established and heavily used, which makes it more difficult to obtain access to any excess capacity or to move operations of a given channel to an optimum transmit site.

- Wireless Cable Television Systems

     Initially, almost all cable systems were "hard-wire" systems, generally using coaxial cable to transmit television signals. Recently, wireless cable has emerged as an alternative to the traditional hard-wire cable systems in the provision of cable television programming. The factors contributing to the increasing growth of wireless cable systems include: Congressional scrutiny of the rates and practices of the hard- wire cable industry; improved technology, particularly in signal encryption; regulatory reforms by the FCC to facilitate the growth and competitive impact of the wireless cable industry and the increasing availability of programming for wireless cable systems. Paul Kagan Associates, Inc., a media research firm, estimates that wireless cable systems served approximately 372,000 subscribers at October 31, 1993, approximately 528,000 subscribers at September 1, 1994, approximately 800,000 subscribers at December 31, 1995 and approximately 1,015,000 subscribers at December 31, 1996.

     To a subscriber viewing programs, a wireless cable system generally operates the same way as a hard-wire cable system. Like a hard-wire cable system, wireless cable operates from a "head- end," consisting of a satellite receiver and other equipment necessary to receive the desired programs. Programming is then transmitted by microwave transmitters from an antenna located at a tower or the top of a building to a small receiving antenna located at a subscriber's home or office. At the subscriber's location, the microwave signals are converted to frequencies that can pass through conventional coaxial cable into an addressable descrambling converter located on top of a television set. Wireless cable requires a clear line-of-sight because the microwave frequencies used will not pass through hills, tall buildings, tall trees or other obstructions. However, many signal blockages can be overcome via use of low power signal repeaters which retransmit an otherwise blocked signal over a limited area. Because the current generation of low power repeaters increases significantly the cost of serving subscribers and may cause electrical interference to other subscribers, the Company does not anticipate that the wireless cable systems in which it invests will be materially dependent upon use of low power repeaters. The Company anticipates that future technological developments, particularly those involving digital technology, may improve the efficacy of low power repeaters.

     Wireless cable enjoys advantages over hard-wire cable because, unlike hard-wire cable, a wireless cable system does not require a network of coaxial cable and, due to the transmission of signals through the air rather than a network of coaxial cable, a microwave cable signal does not require amplification between the head-end and the subscriber. In part due to these advantages, a wireless cable system rarely experiences outages, has a high degree of reliability and, when problems do arise, they are generally easier to diagnose and repair. Additionally, the quality of picture delivered by wireless cable is as good as or better than the picture delivered by hard-wire cable. This is particularly the case for a signal delivered over longer distances since such a signal delivered via hard-wire cable requires amplification while the wireless cable signal does not. Amplification of signals is disadvantageous in that it leads to greater signal noise and, accordingly, a grainier picture for some subscribers. Many hard-wire cable systems are currently being rebuilt with fiber optic trunk lines to alleviate this problem. However, the rebuilding of hard-wire systems with fiber optic lines requires significant capital expenditures, thereby further enhancing the typical cost advantages of wireless cable systems.

     Wireless cable programming can be transmitted on the frequencies made available for wireless cable by the FCC, which in major markets consists of 33 channels. Until digital compression technology becomes commercially viable, the number of wireless cable channels that can be provided to subscribers will remain limited to such 33 channels. However, in many markets it is possible for the wireless cable operator to receive some or all of the local VHF/UHF broadcast signals and deliver them to its subscribers by installing a standard VHF/UHF reception antenna at the subscribers' rooftops. In such cases, the wireless cable operator need not devote one of its wireless cable channels for the retransmission of such local broadcast signals and thus has additional channel capacity for more programming.

- Strategic Alliances and Investments

     Anagram International Communications Ltd. In September 1995 the Company acquired 700 shares of Class A Convertible Preferred Stock, par value $.01 per share of Anagram International Communications Ltd. ("Anagram"), convertible into 70% of all issued and outstanding shares of Common Stock on a fully diluted basis for $250,000. Anagram was organized in Delaware on August 22, 1995 to engage in, among other things, the business of acquiring European television programming for U.S. distribution via wireless cable transmission. The majority of Anagram's programming consists of educational series relating to science and technology, natural history, history and world cultures and "how to" programs. The Company believes that Anagram will provide valuable programming for ITFS channel owners, including Friends of WLRN.

     Preferred Entertainment Strategic Alliance Agreement. The Company has entered into a Strategic Alliance Agreement with Preferred Entertainment, Inc., a subsidiary of Peoples' Choice TV Corp., a national wireless cable system operator, pursuant to which Preferred Entertainment will provide operational expertise, a significant strategic resource, to the Company and will have the right of first refusal to manage and invest in certain wireless cable systems in markets where the Company accumulates channel capacity. The Company expects Preferred Entertainment to provide additional technical support on a three work-day per month basis. The Company anticipates that the strategic support provided by Preferred Entertainment will enable the Company to evaluate and advise wireless cable systems with greater efficiency and without the cost of developing heavily staffed operations.

     Spike Technologies. On June 20, 1996, the Company entered into an agreement with Spike Technologies, Inc. ("Spike") for testing of Spike's bidirectional multipoint microwave antenna technology. The Company expects to invest up to $500,000 in such testing. The Company will have the exclusive right to use Spike's technology in Florida, subject to certain royalties to Spike. The Company will have the exclusive right to market Spike's technology to wireless cable operators, including telephone companies, with a royalty of 5% payable to the Company. In addition, the Company shall receive a warrant to purchase 5% of Spike's common stock.

     Developing Technology. The Company is reviewing on a preliminary basis joint development and equipment purchase agreements with several manufacturers of electronic equipment, including companies developing compression technology.

- Industry Regulation

     General. The wireless cable industry is subject to regulation by the FCC pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other things: to issue, revoke, modify and renew licenses within the spectrum available to wireless cable; to approve the assignment and/or transfer of control over such licenses; to regulate the terms and conditions pursuant to which licensees lease or sell their channels to wireless cable operators; to determine the location of wireless cable systems; to regulate the kind, configuration and operation of equipment used by wireless cable systems and to impose certain equal employment opportunity requirements on wireless cable operators.

     The FCC has determined that wireless cable systems are not "cable systems" for purposes of the Communications Act. Under current law, a wireless cable system does not require a local franchise and is subject to fewer local regulations than a hard- wire cable system. Moreover, all transmission and reception equipment associated with a wireless cable system can be located on private property; hence, there is no need to make use of utility poles or dedicated easements. Although wireless cable operators typically have to lease the right to use wireless cable channels from the holders of channel licenses, unlike hard-wire cable operators they do not generally have to pay local franchise fees. Recently, legislation has been adopted in some states, including Florida, to authorize state and local authorities to impose on all video program distributors (including wireless cable distributors) a tax on the distributor's gross receipts comparable to the franchise fees cable operators pay. Similar legislation may be introduced in several other states. While the proposals vary among states, the bills mandate that as much as 7.5% percent of gross receipts to be paid by wireless distributors to local authorities. Efforts are underway by the industry trade association to preempt and thereby prevent such state taxes through federal legislation. In addition, the industry is opposing the state bills and local ordinances as they are introduced. However, it is not possible to predict whether or not new state laws will be enacted which impose new taxes on wireless operators

     Division of the Frequency Spectrum. The wireless cable industry faces a very complex FCC licensing process. At present, wireless cable operators have available a maximum of 33 microwave channels in the 2150-2162 MHz and 2500-2690 MHz bands. Of these 33 channels, 13 are allocated to the Multipoint Distribution Services ("MDS") and can be licensed to commercial entities. Individual licenses are issued for what are known as Channel 1, Channel 2, Channel H1, Channel H2 and Channel H3. Channels E1, E2, E3 and E4 are generally licensed in a block of four, as are Channels F1, F2, F3 and F4. However, these channels are only available where it can be demonstrated that their use will not cause harmful electrical interference to ITFS stations that were proposed prior to the FCC's 1983 order establishing wireless cable. While the FCC had barred a single entity from holding multiple licenses in one market when most MDS licenses were issued, the FCC now permits a single entity to hold licenses for all 13 MDS channels. In most markets the MDS channels are currently licensed to between four and seven different entities. Under the FCC's rules, those channels not initially licensed to wireless cable operators can be leased from the licensee or acquired, subject to FCC consent and satisfaction of certain minimum holding periods.

     The FCC recently adopted new rules and policies under which authorizations to construct and operate new MDS facilities were auctioned on a geographic basis. Under those rules, the auction winner for each geographic area will have the exclusive right to apply for consent to construct new facilities within its geographic area. Those new facilities, however, may not interfere with pre-existing facilities or the rights of auction winners in adjacent geographic areas.

     The remaining 20 channels (as well as some or all of channels E1, E2, E3, E4, F1, F2, F3 and F4 in markets where those channels were licensed for ITFS use in 1983) are allocated to ITFS. ITFS channels are licensed, usually in five groups of four channels each, to educational institutions that are either based in the particular market or have entered into affiliation arrangements with local educators. Excess capacity on these channels can be leased to wireless cable operators for the transmission of commercial programming services, but only after a FCC-established minimum amount of educational, instructional or cultural programming is transmitted by the licensee. At present, the FCC requires that each ITFS station be available to transmit educational, instructional and cultural programming a minimum of 40 hours per channel each week before excess capacity can be utilized and that the licensee actually transmit 20 hours per channel each week of such programming. In order to address such part-time availability of ITFS channels, the wireless cable industry has developed a technology, called channel mapping, that permits a given commercial programming service to be transmitted on different ITFS channels at different times, while the program is viewed on the same channel of the subscriber's television set at all times. In addition, lessees of ITFS's "excess air time, " including the Company, generally have the right to transmit to their customers the educational programming provided by the lessor at no incremental cost. The FCC recently amended its rules to permit "channel loading." Channel loading permits ITFS license holders to consolidate their educational programming on one or more of their ITFS channels thereby providing wireless cable operators leasing such channels, including the Company, with greater flexibility in their use of ITFS channels.

     Although wireless cable systems have launched with fewer channels, the Company believes that a major market wireless cable system must have access to more than 20 channels in order to effectively compete. Thus, developers of a wireless cable system face a major barrier to entry in securing sufficient channel capacity from the various entities in any given market that hold the MDS and ITFS channels. Moreover, the wireless cable system operator must operate all of its channels from a single location with equipment meeting a single set of technical specifications. In most major markets, the various MDS and ITFS channels have not been initially licensed to operate from a single location, so the prospective wireless cable operator must not only enter into leases for a substantial number of channels, it must also secure FCC consent to relocate all of the transmission facilities for these channels to a single site and to use equipment meeting a single set of technical standards. In order to secure that consent, the operator must demonstrate that the system will not cause harmful electrical interference to facilities in the same market or to facilities in adjacent markets. Particularly in the more populous areas of the country, where numerous ITFS stations have been licensed, this can be a formidable task.

     Granting of Licenses. Licenses for channels used by wireless cable systems are awarded for a fixed term (e.g., ten years) with the potential for renewal in accordance with FCC policies and procedures. Applications for renewal of licenses must be filed within a certain period prior to expiration, and petitions to deny applications for renewal may be filed during certain periods following the filing of such applications. Licenses are subject to revocation or cancellation for violation of the Communications Act or the FCC's rules and policies. Conviction of certain criminal offenses may also render a licensee or applicant unqualified to hold a license. The Company intends to monitor compliance with FCC rules and regulations by the holders of licenses used in wireless cable systems in which the Company has an interest, thereby reducing the likelihood that a license would be revoked, cancelled or not renewed by the FCC. In addition, the FCC reserves the right to reallocate spectrum for other users and to force licensees to migrate to other spectrum or cease operations altogether.

- Availability of Programming

     Once a wireless cable operator has obtained the right to transmit programming over specified frequencies, the operator must then obtain the right to use the programming to be transmitted.

     General. Currently, with the exception of the retransmission of local off-air VHF/UHF broadcast signals, programming is made available in accordance with contracts with program suppliers under which the system operator pays a royalty based on the number of subscribers receiving service each month. Individual program pricing varies from supplier to supplier; however, more favorable pricing for programming is afforded to operators with larger subscriber bases. The likelihood that program material will be unavailable to the Company has been significantly mitigated by the 1992 Cable Act which, among other things, imposes limits on exclusive programming contracts and prohibits cable programmers in which a cable operator has an attributable interest from discriminating against cable competitors with respect to the price, terms and conditions of programming. Of the over 30 major cable television programming services that the Company anticipates its systems will carry, only three are not currently directly owned by vertically integrated multiple cable systems operators; however, the Company does not expect to have difficulty in arranging satisfactory contracts for these services.

     Copyright. Under the federal copyright laws, permission from the copyright holder generally must be secured before a video program may be retransmitted. Under Section 111 of the Copyright Act, certain "cable systems" (including wireless cable systems) are entitled to engage in the secondary transmission of programming without the prior permission of the holders of copyrights in the programming. In order to do so, a cable system must secure a compulsory copyright license by filing certain reports and paying certain fees set by the Copyright Royalty Tribunal.

     Currently wireless and hard-wire cable operators are required to secure the consent of certain local VHF/UHF broadcast stations in order to retransmit their signals. Whether the Company's wireless cable system will be required to secure retransmission consent will depend upon the manner in which the wireless cable system provides its subscribers with access to local broadcast signals. The Company's wireless cable system may require retransmission consent, and there can be no assurance that such consent will be secured at reasonable cost, if at all. However, wireless cable systems, unlike hard-wire cable systems, are not required under the FCC's "must carry" rules to retransmit a specified number of local commercial television or qualified low power television signals.

- Cost Factors

     Hard-wire cable systems typically cost significantly more to build than wireless cable systems. The Company estimates that the current cost per market for transmission (or "head-end") equipment for its wireless cable systems will be approximately $1 to $3 million depending upon the type and sophistication of the equipment. Although the head-end equipment costs for a comparable hard-wire cable system would be similar to the Company's costs, hard-wire systems must install a network of coaxial cable and amplifiers in order to deliver signals to its subscribers. This considerable cost is not incurred by wireless cable operators since wireless cable signals are delivered to subscribers through the air via microwave frequencies and such cost saving is only partially offset by the cost a wireless cable operator incurs to purchase and install the wireless frequency receiving antenna and related equipment necessary at each subscriber's location. Also wireless cable systems have additional capital costs only for actual subscribers, while hard-wire cable systems have capital costs for each potential subscriber passed. These lower system development costs typically result in lower debt burdens per subscriber for wireless cable operators as compared to comparably sized hard-wire systems.

     The system operating costs for wireless cable systems also are generally lower than those for comparable hard-wire systems. This is attributable to lower system network maintenance and depreciation expense. Unlike hard-wire operators, wireless cable operators have to lease the wireless cable channels on which they transmit their programming from channel license holders. Although hard-wire operators do not have to lease channels, they do have to pay franchise fees generally on all gross revenues from cable system operations (as compared to only subscription revenues in the case of wireless cable) typically in the range of 3% to 5%, an expense that is not incurred by wireless cable operators. Programming is generally available to hard-wire and wireless operators on comparable terms, although operators that have a smaller number of subscribers often are required to pay higher per subscriber fees. Accordingly, operators in the initial operating stage generally pay higher programming fees on a per subscriber basis.

- Industry Trends

     Pay-Per-View. Over recent years, the cable television industry has been developing a service that enables customers to order, and pay for, one program at a time. This "pay-per-view" service has been successful for specialty events such as wrestling and heavyweight prize fights. The cable industry is also promoting the pay-per-view concept for purchase of movies in competition with video rental stores. The Company anticipates that most, if not all, of the wireless cable systems in which it invests will provide subscribers access to pay-per-view services.

     Addressability. Beginning in the early 1980's, the cable industry began promoting and installing addressable converters. These allow a cable company to control what the subscriber watches without having to visit the subscriber's location to change equipment. This substantially reduces transaction costs as subscribers add and delete various aspects of basic and premium services. In addition, it is essential for the offering of pay- per-view services. In order for customers to most conveniently order pay-per-view events, however, an addressable "impulse" pay- per-view converter is required. An addressable impulse pay-per- view converter, which has a return line via phone or cable to the cable operator's computer system, enables a subscriber to order pay-per-view events by pushing a button on a remote control rather than requiring the subscriber to make a telephone call to order an event. The Company anticipates that most of the wireless cable systems in which it invests will provide subscribers with access to impulse pay-per view. The Company is also exploring technologies that would employ the airwaves, rather than telephone lines, for the return path from the subscribers' premises.

     Compression. Several equipment manufacturers are developing digital compression technology, which would allow several programs to be carried in the amount of bandwidth where only one program is carried now. Manufacturers have projected varying compression ratios for future equipment, in some cases as high as 16 to one. More conservative estimates are between six to one and ten to one, which could increase the available channels for a wireless system from 33 to between 198 to 330 channels. The Company has held negotiations with converter manufacturers for the purchase of compression converters when they become available. As a result of these discussions, the Company believes that compression equipment will be available to wireless cable operators approximately simultaneously with its availability to hard-wire cable operators.

     Interactivity. Several cable operators have recently publicized their intended development efforts regarding developing interactive services, such as shopping via video catalogs, playing video games with other subscribers and Internet access. The Company believes the market for such services is highly speculative. The Company further believes that the same manufacturers who currently are developing digital compression converters for both hard-wire and wireless cable will also make new developments in interactivity available to both industry segments. The FCC has designated channels for return path for use in connection with interactive services which may be offered by wireless cable operators. The Company believes that, if it is economically feasible to do so, wireless cable systems will be able to provide interactivity.

- Competition

     In addition to competition from traditional and established hard-wire cable television systems, wireless cable television operators face competition from a number of other sources, including potential competition from emerging trends and technologies in the cable television industry, some of which are described below.

     C-Band Satellite Receivers. C-Band satellite receivers are generally seven to 12 foot dishes mounted in the yards of homes to receive television signals from orbiting satellites. Until the implementation of scrambling, these dishes enabled reception of any and all signals without payment of fees. Having to purchase decoders and pay for programming has reduced their popularity, although the Company's wireless cable systems will to some degree compete with satellite receivers in marketing its services.

     Direct Broadcast Satellite ("DBS"). DBS involves the transmission of an encoded signal direct from a satellite to the home user. Because the signal is at a higher power level and frequency than most satellite transmitted signals, its reception can be accomplished with a relatively small (18 inch to three foot) dish mounted on a rooftop or in a yard. Five DBS services currently are available nationwide. DBS currently has approximately 3,000,000 subscribers nationwide. AT&T Corp. has announced plans to invest $137.5 million in DirecTV, Inc., a leading provider of DBS service, in exchange for a 2.5% equity interest and options to acquire up to a total of a 30.0% equity interest. MCI Communications Corp. ("MCI") has announced that it has entered into a DBS joint venture arrangement with News Corp., using a license that MCI recently won in an FCC auction for which MCI will pay $682.5 million. DBS currently cannot, for technical and legal reasons, provide local VHF/UHF broadcast channels as part of its service, although many subscribers receive such channels from standard off-air antennae. If a subscriber is unable to receive local network signals off-air, due to such subscriber's geographic location, the subscriber would be able to receive the network signals through DBS transmissions, but such transmissions would be limited to distant, rather than local, network signals. The cost to the subscriber of a DBS system to service one television set is approximately $150 to $700, which may or may not include the cost of installation. DBS subscribers also pay monthly subscription fees analogous to those paid by hard-wife cable system subscribers. The Company believes that the price of DBS service will remain higher than that for wireless cable and that wireless cable operators will be able to compete against DBS services on the basis of price and the ability to provide local services.

     Telephone Companies. The 1996 Telecommunications Act permits local exchange carriers ("LECs") to provide video programming directly to customers in their respective telephone service areas. Under recently adopted FCC rules, LECs may operate as open video service providers subject to streamlined regulations as long as the LECs permit carriage of unaffiliated video programming providers on a just, reasonable and nondiscriminatory basis which will permit end users to access video program services provided by others. Several large telephone companies have announced plans to acquire or merge with existing hard-wire cable systems outside of the telephone company's service area.

     In April 1995, Pacific Telesis Group ("PacTel"), a LEC based in California, acquired Cross Country Wireless, Inc. ("Cross Country"), which operates a wireless cable system and holds channel rights in southern California, for approximately $175.0 million. PacTel announced that its acquisition of Cross Country will allow PacTel to enter the market for subscriber video services on an expedited basis. Bell Atlantic and NYNEX own a 10.0% equity interest in CS Wireless Systems, Inc., which operates and is developing wireless cable systems primarily in the midwestern United States but have suspended their operating relationship with CAI Wireless Systems, Inc., another wireless cable system operator. In May 1996, BellSouth Corp. announced it had secured rights to serve the New Orleans, Louisiana market by successfully bidding $12.0 million for the wireless cable system there. The competitive effect of the entry of telephone companies into the subscription television business, including wireless cable, is uncertain at this time.

     Video Stores. Retail stores rent video cassette recorders ("VCRs") and/or video tapes, and are a major participant in the television program delivery industry. According to Paul Kagan Associates Inc., there are over 78.3 million households with VCRs in the U.S.

     Satellite Master Antenna Television ("SMATV"). SMATV is a multi-channel television service offered through a wired plant very similar to a traditional hard-wire cable system, only it operates without a franchise from a local authority. SMATV operates under an agreement with a private landowner to service a specific multiple dwelling unit ("MDU"), such as an apartment or condominium. The FCC has amended its rules to provide point-to- point microwave delivery of video programming by SMATV operators and other video delivery systems utilizing the 18 gigahertz band.

     Local Broadcasts. Local UHF/VHF broadcasts (such as ABC, NBC, CBS, Fox and
PBS) provide a free programming alternative to the public. Recent legislation requires the prior consent of certain local UHF/VHF broadcasters for such retransmission by wireless cable operators under certain circumstances. In addition, the FCC has adopted new rules and policies that will permit local broadcasters to utilize digital compression technology on their channels, which rules and policies could allow local broadcasters to provide a competitive multichannel subscription service.

     Local Multi-Point Distribution Service. The FCC has proposed to reallocate portions of the 28 gigahertz 31 GHz band to create a new service referred to as local multipoint distribution service ("LMDS"). If adopted as proposed, the new rules would allow for the entry into each market of at least one new wireless video program distributor with access to upwards of 49 analog channels, although LMDS channels likely can be used for services other than video programming. At such time as the FCC releases final rules to govern the provision of LMDS, the Company will determine whether LMDS can be utilized in connection with the Company's business and, if so, may participate in the auctions the FCC is likely to utilize to allocate LMDS spectrum.

- Glossary

          addressable descrambling down converter--a down converter that incorporates the capability of descrambling a scrambled signal, which capability can be individually controlled or addressed from the head-end. The use of such down converters in a wireless cable system can eliminate the need for set-top descramblers at cable-ready television sets.

          channel--a 6 MHz wide portion of the spectrum.

          compression--a generic term for various techniques by which multiple video signals can be transmitted over a single channel.

          down converter--a device that receives wireless cable transmissions, converts those transmissions to the lower frequencies at which hard-wire cable systems traditionally operate and relays those signals to the set-top converter. Down converters are either attached to or integrated into the wireless cable reception antenna.

          dual band down converter--a down converter that can receive and process wireless cable signals transmitted over both the 2150-2162 MHz band and the 2500-2690 MHz band. Although a dual band down converter is somewhat more costly than one capable of receiving and processing only a single band, it permits the wireless cable operator to utilize all available channels.

          frequency--a portion of the spectrum. The term is generally used herein interchangeably with "channel" to refer to a 6 MHz wide portion of the spectrum.

          hard-wire cable--a traditional cable system that employs networks of coaxial cable buried underground or strung from poles, along with associated electronic equipment such as amplifiers, to relay programming to subscribers for a fee.

          head-end--the facility where the wireless cable operator receives programming from program suppliers and retransmits that programming over MDS and ITFS channels.

          interactivity--the provision to television viewers of a communications return path capable of transmitting information from the viewer to a centralized data collection point.

          ITFS--the Instructional Television Fixed Service, a microwave communications service generally consisting of 20 channels licensed to educational entities that are authorized by the FCC to lease excess capacity not needed for educational purposes to wireless cable operators for the transmission of commercial programming to subscribers.

          line-of-sight--a direct path between the transmit and receive antennas that is unobstructed by terrain, dense foliage, buildings or other obstructions.

          LMDS--a new microwave communications service that the FCC is currently contemplating creating in the 28 gigahertz band for the distribution of video programming, data and telephony.

          low power repeaters--devices that can be employed by a wireless cable operator to relay its signals into areas that cannot be served directly because of a lack of line-of-sight between the transmit and receive antennas.

          MDS--the Multipoint Distribution Service, a microwave communications service generally consisting of 13 channels that a wireless cable operator can utilize on a full time basis for the transmission of programming to subscribers.

          MDU--a multiple dwelling unit or building containing more than one residence, such as a rental apartment, condominium, cooperative, or hotel.

          MHz--megahertz, a unit of measurement applied to spectrum.

          off-air antenna--a traditional rooftop antenna utilized to receive local VHF/UHF television broadcast signals.

          pay-per-view--a method of charging subscribers a separate fee for each program viewed. Originally utilized exclusively for special events, such as boxing or wrestling matches, it is now employed for a variety of programming, including recent movie releases.

          signal encryption--the process by which a wireless cable or hard-wire cable operator encodes or scrambles a television signal so that it cannot be viewed except after being decoded or descrambled at the subscribers' premises utilizing a device supplied and controlled by the operator.

          VHF/UHF--Very High Frequency and Ultra High Frequency, the traditional advertising-supported television broadcast services that are available at no charge to consumers.

          wireless frequencies--the frequencies in the 2150-2162 MHz and 2500-2690 MHz bands that are reserved by the FCC for use by MDS and ITFS licensees.

          wireless cable--a subscription video programming service that is similar in many respects to hard-wire cable, but utilizes channels allocated to the MDS and the ITFS, rather than a network of cabling, to relay programming to subscribers.

TLC Productions

     On August 22, 1995, the Company completed the acquisition of all of the outstanding capital stock of TLC Productions, Inc., ("TLC"), from its sole shareholder. TLC is a full-service teleport and uplink facility located in North Miami, Florida, that provides satellite uplink services to clients who then are able to rebroadcast signals to video programming distributors. Additionally, TLC's fully-equipped television studio is used for live teleconferencing and special interviews for such networks as CNN and ESPN. The Company acquired the capital stock of TLC for $1,225,000, payable in cash of $125,000 and a promissory note of $1,100,000. The Company also paid $175,000 to TLC for use by TLC to satisfy outstanding loans to the former owner of $125,000 and to purchase a transmission tower for $50,000 and loaned TLC $110,000.

Electronic Data Submission Systems

     On December 13, 1996, National Wireless Holdings Inc. (the "Company") exercised a warrant and an option to purchase additional shares of the common stock of Electronic Data Submission Systems, Inc. ("EDSS"), which when combined with its existing share ownership represents 50% of the outstanding common stock and, pursuant to the EDSS Shareholders Agreement, dated as of July 25, 1996, control of EDSS. The aggregate purchase price for the purchase of EDSS shares was approximately $1,887,500, of which an aggregate of $887,500 was paid to EDSS and $1,000,000 was paid to Joseph D. Truscelli, a principal stockholder and President of EDSS. With the proceeds received from the Company, EDSS acquired a non-interest-bearing $1,000,000 note payable to a former stockholder for $775,000. In addition, pursuant to a loan agreement between EDSS and the Company dated June 9, 1995, as of December 31, 1996, the Company had outstanding loans to EDSS of approximately $988,000.

     EDSS is a provider of electronic data interchange services in the healthcare billing field, providing services to healthcare providers in Colorado, Florida and Illinois. EDSS's services enable direct electronic billing of healthcare claims to 300 insurance companies in the U.S., and permit the rapid exchange of time sensitive billing information.

     EDSS was incorporated in Colorado on January 7, 1991. EDSS developed a comprehensive software system, referred to as HECET SystemsTM, that enables physicians, clinics, managed care organizations, HMOs, PPOs, and major insurance companies, including Blue Cross/Blue Shield, Medicare, Medicaid and commercial payors, to communicate electronically the information needed to process and pay insurance claims, check patient eligibility, make claim status inquiries, and provide comprehensive reporting on those claims. HECET SystemsTM enables health care professionals throughout the country to reduce the need for paper claims processing while enhancing the payment process. EDSS has entered into various service agreements with several thousand health care providers and many health insurance carriers/managed care organizations.

     EDSS has incurred operating losses since 1994 of approximately $1,284,000 on a cumulative basis through September 30, 1996. Such losses have been financed principally through a $300,000 loan from EDSS's President and a $1,000,000 line of credit from the Company pursuant to a loan agreement described above, which has been substantially utilized as of December 31, 1996. Based upon existing contracts with physicians and providers and current expense levels, management believes that EDSS would achieve positive cash flow from operations for fiscal 1997 without the need to obtain additional financing. EDSS, however, may seek to obtain additional financing to accelerate its strategic business plan.

Special Note Regarding Forward-Looking Statements

     Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the limited nature of the Company's operations and its history of net losses; the uncertain acceptance of wireless cable services; competition; the risk of the Company's failure to obtain adequate compression technology; existing government regulations and changes in, or the failure to comply with, government regulations; the risk of interference with neighboring wireless cable operations; the risk of loss, non-renewal or fluctuation in value of the Company's FCC licenses; the ability of the Company to sustain, manage or forecast its growth; technological limitations with respect to wireless cable technology; dependence on significant suppliers and marketers and the potential loss thereof; the availability of additional wireless cable channels; the changing nature of wireless cable services and the subscription television industry; the ability to attract and retain qualified personnel; the Company's significant capital requirements and need for additional financing; retention of earnings; and other factors referenced in this Annual Report on Form 10-K. Certain of these factors are discussed in more detail elsewhere in this Annual Report on Form 10-K, including, without limitation, under the captions "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" Given these uncertainties, undue reliance should not be placed on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

ITEM 2.  PROPERTIES

     The Company generally leases the real estate where its business, offices and wireless cable transmitters are located. The Company leases space for its executive offices in Palm Beach, Florida at $680 a month pursuant to a lease terminating May 31, 1997. In June 1994, a subsidiary of the Company entered into an 8-year operating lease of office space for its offices in New York. The Company and certain subsidiaries lease office space in Rantoul, Illinois from a company which is owned by the Chairman of the Board of the Company, at an aggregate rental of $2,050 per month. The lease agreement is on a month-to-month basis based on the needs of the Company. The total lease payments for the year ended October 31, 1996 were approximately $200,000, as compared to approximately $188,000 for the year ended October 31, 1995. The Company believes its properties are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, $.01 par value is traded on the Nasdaq Small Cap Market ("Nasdaq") under the symbol "NWIR". The following table sets forth the range of high and ow bid information for the Common Stock for each full fiscal quarterly period for the last two years as reported by Nasdaq.

                          1995                  1996

        Quarter     High      Low         High      Low
        First       11-3/4    7-3/4       16-1/4    12-3/4
        Second      13-1/4    8-1/2       18        13-1/4
        Third       18-1/4    10-7/8      19-1/2    13-1/4
        Fourth      15-7/8    11          16-1/4    11-1/2

     As of January 24, 1997, there were approximately 1,000 beneficial holders of Common Stock.

     The Company has never paid cash dividends on the Common Stock and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of cash dividends on shares of Common Stock will be within the discretion of the Company's Board of Directors and will depend upon the earnings of the Company, the Company's capital requirements and other financial factors which are considered relevant by the Company's Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected historical financial data for the Company presented below under the captions "Operating Data" and "Balance Sheet Data" as of October 31, 1993, 1994, 1995, and 1996 for the period August 31, 1993 (date of inception) to October 31, 1993, and for the years ended October 31, 1994, 1995, and 1996 are derived from the Company's consolidated financial statements. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                                                                           For the Period
                                                                                           August 31, 1993
                                                                                         (date of inception)
                                  Year Ended          Year Ended         Year Ended              to
                               October 31, 1996    October 31, 1995   October 31, 1994   October 31, 1993(1)
                               ----------------    ----------------   ----------------   -------------------
Operating Data:
  Revenue .....................   $ 2,317,734         $ 2,100,289        $   605,035         $     --
  Expenses ....................     3,334,558           2,740,370          1,055,679            153,666
  Net Loss ....................     1,016,824             640,081            450,644            153,666
  Net loss per common share(2)           0.31                0.20               0.19               0.12

  Weighted average number of
  common shares outstanding (2)     3,253,000           3,222,863          2,407,794          1,258,760



Balance Sheet Data:
  Cash and Cash equivalents ...   $14,788,765         $ 4,888,240        $   911,266         $  464,530
  U.S. treasury securities ....             0          11,964,634         19,782,512                  0
  Total assets ................    21,583,552          22,981,237         22,245,332            522,353
  Total liabilities ...........     1,391,064           1,771,925            395,939            177,989
  Total stockholders' equity(3)    20,192,488          21,209,312         21,849,393            344,364

----------
(1) The Company was organized on August 31, 1993 to act as a holding and strategic resource company for wireless cable systems.
(2)  See Note 2 to Consolidated Financial Statements.
(3)  No cash dividends have been declared or paid on shares of Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     National Wireless Holdings Inc. (the "Company") was incorporated in Delaware on August 31, 1993. Since its inception, the Company has sought to identify wireless systems for acquisition and development to acquire frequencies and wireless cable technology. The Company's fiscal year ends on October 31.

     The Company has acquired rights to build and operate a wireless cable system in Miami, Florida, as well as a satellite programming uplink facility in the same area. The Company also seeks to support, finance and acquire new technologies for the wireless cable industry and to secure and assemble rights to frequencies in other markets.

     The Company has also acquired interests in an educational programming distribution company and an electronic medical billing system company and may acquire or invest in other businesses.

     In order to execute its business plan, the Company raised approximately $22 million through an initial public offering of two million shares of its Common Stock on March 9, 1994.

     Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. See "Business--Special Note Regarding Forward-Looking Statements" and the Financial Statements.

Results of Operations

1996 As Compared to 1995:

Interest Income:

Interest income decreased from $1,154,673 in 1995 to $1,094,173 in 1996 as a result of a reduction in funds invested in interest bearing instruments due to investments in affiliates and subsidiaries and acquisitions of transmission equipment.

Service Revenue:

Service revenue increased from $945,616 in 1995 to $1,223,561 in 1996 as a result primarily of increased revenues of TLC in 1996.

Cost of Services:

Cost of services increased from $512,449 in 1995 to $799,045 in 1996 as a result of increased costs of operation of TLC.

Market Development:

Market development expenses decreased from $835,560 in 1995 to $798,870 in 1996 as a result of lower activity in the development of the Miami market.

Technology Development:

Technology development expenses decreased from $39,776 in 1995 to $35,370 in 1996 as a result of lower activity in technology development in 1996.

Professional Fees:

Professional fees decreased from $294,547 in 1995 to $273,234 in 1996 as a result of less acquisition activity in 1996.

General and Administrative:

General and administrative expense increased from $641,737 in 1995 to $790,511 in 1996 as the Company incurred additional costs while developing the Miami market.

Depreciation and Amortization:

Depreciation and amortization increased from $363,232 in 1995 to $564,139 in 1996 as a result of certain equipment being placed in service during 1996 which resulted in the commencement of depreciation and amortization.

Net Loss:

As a result of each of the foregoing events, net loss increased from $640,081 in 1995 to $1,016,824 in 1996.

1995 As Compared to 1994:

Interest Income:

Interest income increased from $545,077 in 1994 to $1,154,673 in 1995 as a result of the investment of funds received for the initial offering in March, 1994 for a full year in 1995.

Service Revenue:

Service revenue increased from $59,958 in 1994 to $945,616 in 1995 as a result primarily of the acquisition of TLC in 1995.

Cost of Services:

Cost of services increased to $512,449 in 1995 as a result of the acquisition of TLC.

Market Development:

Market development expenses increased from $127,218 to $835,560 as a result of greater activity in the development of the Miami market.

Technology Development:

Technology development expenses decreased from $167,114 in 1994 to $39,776 in 1995 as a result of significant investments in 1994 which did not recur in 1995.

Professional Fees:

Professional fees increased from $97,568 in 1994 to $294,547 in 1995 as a result of increased activity based upon the development of the Miami market.

General and Administrative:

General and administrative expense decreased slightly from 1994 to 1995 as the Company maintained control over expenses while developing the Miami market.

Depreciation and Amortization:

Depreciation and amortization increased from $15,914 in 1994 to $363,232 in 1995 as a result of certain equipment and licenses being placed in service during 1995 which resulted in the commencement of depreciation and amortization.

Net Loss:

As a result of each of the foregoing events, net loss increased from $450,644 in 1994 to $640,081 in 1995.

The Company did not have significant operations in the year ended October 31, 1993.

Liquidity and Capital Resources

     The Company has funded its operations with the net proceeds from a $500,000 private placement of the Company's Series A Preferred Stock and its initial public offering of 2,000,000 shares of Common Stock aggregating, after payment of offering costs, approximately $22,000,000. The proceeds have been and will be used to fund construction and development of wireless cable systems, acquisitions of wireless cable frequency rights and development and acquisition of new technologies. Such amount, with interest thereon, is expected to be sufficient to implement the business plan of the Company through October 1998, or for a shorter period if the Company determines to invest a substantial portion of its assets in major acquisitions or equity investments. The development of wireless cable systems entails substantial capital investment and will require additional funding. The future availability and terms of equity and debt financing and of strategic alliances cannot be predicted. The unavailability or inadequacy of financing to meet future capital needs could force the Company to modify, curtail, delay or suspend some or all aspects of its planned operations.

     The Company has obtained rights to a sufficient number of frequencies in Miami, Florida to commence development of a wireless cable system when digital technology becomes available on an economic basis. The Company believes that the overall cost of developing such a system in Miami would be in excess of $100,000,000, and the initial capital investment required, including acquisition and early phase construction costs, is estimated to be from $10,000,000 to $13,000,000. The actual capital investment requirements for developing any markets may vary substantially from such estimates depending upon which frequencies are actually acquired, the technical configuration of the transmission systems, and regulatory issues. The balance of the required capital will be invested as subscribers are added. There can be no assurance that the Company can develop the Miami market, and, as discussed below, the Company may seek to sell its rights to the Miami market.

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

     Development of markets in which the Company has already acquired rights, including acquisition of the additional frequencies and other related assets which may be necessary to make development feasible, would use substantially all its capital. The Company also plans to acquire additional, as yet unidentified wireless frequencies or assets; however, there can be no assurance it will be able to acquire any of them. If it does not sell its interest in the Miami market, as discussed below, the Company plans to use its assets to develop Miami, the market which management considers most promising at present, and will seek additional capital to develop Miami and other markets in which it may acquire interests through equity or debt financing, joint ventures or other arrangements. The Company does not currently have such financing or joint venture partners in place. Based on the experience of its management in other markets, the Company believes such financing will be available, especially for the incremental capital needed as a system adds revenue producing subscribers; however, there can be no assurance that it will be able to obtain such financing or partners on a timely basis and on satisfactory terms and conditions, if at all. In some cases, the Company may sell frequencies to finance development or acquisition of other markets. The failure to obtain additional funds on a timely basis could have a material adverse affect on the Company and its business and, if such financing is not available, the Company may be obliged to modify or curtail its operations. The Company believes it will be able to undertake limited development of Miami (that is, with less rapid construction and less extensive marketing) without such additional financing or partners and still have available capital to finance local operators that wish to enter strategic alliances with the Company and make other acquisitions or investments.

     The Company is continuing discussions with BellSouth Corporation for the sale of its subsidiary, SFTV, with all of the Company's wireless cable assets in the Miami area, to BellSouth for $48 million in BellSouth stock. The transaction is subject to completion of due diligence and negotiation of definitive agreements. There can be no assurance that such agreements will be entered into or that the transaction can be completed as proposed. Further details are not being disclosed at this time pending the outcome of talks between the parties.

     On December 13, 1996, National Wireless Holdings Inc. (the "Company") exercised a warrant and an option to purchase additional shares of the common stock of Electronic Data Submission Systems, Inc. ("EDSS"), which when combined with its existing share ownership represents 50% of the outstanding common stock and, pursuant to the EDSS Shareholders Agreement, dated as of July 25, 1996, control of EDSS. The aggregate purchase price for the purchase of EDSS shares was approximately $1,887,500 of which an aggregate of $887,500 was paid to EDSS and $1,000,000 was paid to Joseph D. Truscelli, a principal stockholder and President of EDSS. With the proceeds received from the Company, EDSS acquired a non-interest-bearing $1,000,000 note payable to a former stockholder for $775,000. In addition, pursuant to a loan agreement between EDSS and the Company dated June 9, 1995, as of December 13, 1996, the Company had outstanding loans to EDSS of approximately $988,000.

     The Company may, when and if the opportunity arises, acquire or invest in other businesses in the wireless cable industry or in unrelated areas. If such an opportunity arises, the Company may use a portion of its funds for that purpose. The Company has no specific arrangements with respect to any such acquisitions or investments at the present time and is not currently involved in any negotiations with respect to any such acquisition. There can be no assurance that any such acquisitions or investments will be made.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

     Information with respect to this item is contained in the financial statements appearing in Item 14 of this report. Such information is incorporated by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to the executive officers and directors of the Company is incorporated herein by reference to the sections entitled "Executive Officers of the Company and Election of Directors" in the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in March 1997.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in March 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled "Security Ownership of Directors and Executive Officers" in the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in March 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in March 1997.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.     The financial statements:

            The consolidated financial statements included in this item are indexed on page F-1. "Index to Financial Statements".

     2.     Financial Statement schedules:

                    None

     3.     Exhibit list.

            The following exhibits were previously filed as indicated or are filed herewith.

3-1(1)      Certificate of Incorporation and By-laws of Registrant. See Exhibit
            4-3-Exhibit A.
3.1(a)(12)  Amendment, dated June 29, 1995, to the Company's By- Laws.
4-1(4)      Specimen of Common Stock Certificate.
4-2(1)      Form of Representative Warrant Agreement with form of
            Representative's Warrant attached.
4-3(15)     Rights Agreement, dated as of December 12, 1996, between National
            Wireless Holdings Inc. and Continental Stock Transfer and Trust
            Company, as Rights Agent, including:
            - Exhibit A - Form of Certificate of Designations designating the relative rights, preferences and limitations of the Series A Junior
            Preferred Stock of National Wireless Holdings Inc.,
            - Exhibit B - Form of Right Certificate, and
            - Exhibit C - Summary of Rights to Purchase Preferred Shares.
10-1(1)     Terrence S. Cassidy Employment Agreement, dated September 22, 1993.
10-2(1)     Michael J. Specchio Consulting Agreement, dated September 22, 1993.
10-3(1)     Paul Sinderbrand Consulting and Employment Agreement, dated
            September 22, 1993.
10-4(1)     Registrant's 1993 Stock Option Plan.
10-6(1)     Strategic Alliance Agreement with Preferred Entertainment, Inc., dated November 11, 1993.
10-7(1)     Form of Stock Option Agreement for Directors.
10-18(5)    Agreement with PNI dated April 11, 1994.
10-19(6)    Agreement with Wavelink Corporation, dated May 1994.
10-20(7)    Assets Purchase and Sale Agreement and MDS Service Order entered into with Microband Corporation.
10-21(7)    MDS Airtime Agreement with Via-Net Companies.
10-22(8)    MDS Service Agreement dated December 1994 by and between Private
            Networks, Inc. and the Company.
10-23(8)    Employment Agreement dated September 15, 1994 by and between the
            Company and Timothy Mathews.

10-24(8)    Amendment No. 1 dated January 30, 1995 to Consulting Agreement, dated September 1, 1993 by and between the Company and Michael J.
            Specchio.
10-25(8)    Agreement for the Purchase of the Radio Station License for Channel
            dated November 7, 1994 by and between the Company and People's
            Choice TV Corp. and Alda Multi- Channels, Ltd.
10-26(8)    Agreement, dated as of January 30, 1995, between the Company and
            Friends of WLRN.
10-27(8)    Preliminary Letter of Cooperation, dated December 19, 1994, between the Company and Florida Atlantic University.
10.28(9)    Stock Purchase Agreement dated April 6, 1995 by and among the
            Registrant and E. Vernon Oliver.
10.29(9)    $1,100,000 Promissory Note dated April 21, 1995 made by Registrant in favor of E. Vernon Oliver.
10.30(9)    Security Agreement dated April, 1995 by and among the Registrant and
            TLC Productions, Inc.
10.31(9)    Asset Purchase Agreement dated April 13, 1995 between Registrant,
            Veltek Industries, Inc. and New Wave Industries, Inc.
10.32(9)    OFS Private Carriage Agreement dated April 13, 1995 between
            Registrant, Veltek Industries, Inc. and New Wave Industries, Inc.
10-33A(10)  Commitment Letter, Note, Security Agreement and guaranty relating to the Company's loan to EDSS.
10-33(11)   Loan documentation relating to the EDSS credit facility, all dated
            June 9, 1995
   (a)      Loan Agreement
   (b)      Borrower Security Agreement
   (c)      Individual Guaranty by Joseph Truscelli
   (d)      Form of Note
   (e)      Stock Pledge Agreement
   (f)      Stock Option Agreement with Joseph Truscelli
   (g)      Common Stock Purchase Warrant
   (h)(15)  Shareholders Agreement, dated as of July 25, 1996, among the
            Company, Joseph D. Truscelli and EDSS.

10-34(13)   Documentation relating to Acquisition of Anagram International
            Communications Ltd. ("Anagram")

   (a)      Certificate of Incorporation of Anagram
   (b)      By-laws of Anagram
   (c)      Subscription Agreement re: Class A Convertible Preferred Stock
   (d)      Employment Agreement with Leonard Giarraputo
   (e)      Employment Agreement with Andrea Traubner
   (f)      Shareholders Agreement dated October 1, 1995 among the Company,
            Leonard Giarraputo, Andrea Traubner and Anagram International
            Communications Ltd.
10-35(13)   Agreement dated November 8, 1995 between Registrant and Wireless
            Broadcasting Systems of America, Inc.
10-36(14)   Agreement with Spike Technologies.
10.37(15)   (a) Severance Benefit Agreement, dated December 12, 1996, with
            Terrence S. Cassidy.
            (b) Severance Benefit Agreement, dated December 12, 1996, with
            Michael J. Specchio.
11.1(16)    Computation of Earnings per Share.
21(16)      Subsidiaries of Registrant.
27(16)      Financial Data Schedule.

(b) Reports on Form 8-K: The Company filed a Report on Form 8-K, dated December 12, 1996 with information under Item 2 and Item 5 of such Form during the last quarter of the fiscal period covered by this report.

A Definitive Proxy Statement for the Annual Meeting of Stockholders to be held March 27, 1997 will be filed by amendment.

----------
(1) - Filed with the initial filing of the Registrant's Registration Statement on Form S-1, File No. 33-7914.
(2)  -  Filed with Amendment No. 1 to the Registrant's Registration Statement.
(3)  -  Filed with Amendment No. 2 to the Registrant's Registration Statement.
(4)  -  Filed with Amendment No. 3 to the Registrant's Registration Statement.
(5)  -  Filed with Form 10-Q for the Quarter ended January 31, 1994.
(6)  -  Filed with Form 10-Q for the Quarter ended April 30, 1994.
(7)  -  Filed with Form 10-Q for the Quarter ended July 31, 1994.
(8)  -  Filed with Form 10-K for the Fiscal Year ended October 31, 1994.
(9)  -  Filed with Form 8-K dated April 13, 1995.
(10) - Filed with Form 10-Q for the Quarter ended January 31, 1995 as Exhibit 10-28.
(11) -  Filed with Form 10-Q for the Quarter ended April 30, 1995.
(12) -  Filed with Form 10-Q for the Quarter ended July 31, 1995.
(13) -  Filed with Form 10-K for the Fiscal Year ended October 31, 1995.
(14) -  Filed with Form 10-Q for the Quarter ended July 31, 1996.
(15) -  Filed with Form 8-K dated December 12, 1996.
(16) -  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NATIONAL WIRELESS HOLDINGS INC.
                                       -----------------------------------------
                                               (Registrant)


Date: January 27, 1997             By: s/TERRENCE S. CASSIDY
                                       -----------------------------------------
                                       Terrence S. Cassidy, Principal Executive
                                         Officer, Principal Financial Officer
                                         and Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                   Title                           Date


s/Terrence S. Cassidy           Director                    January 27, 1997
------------------------
Terrence S. Cassidy


s/Thomas R. DiBenedetto         Director                    January 27, 1997
------------------------
Thomas R. DiBenedetto


s/Louis B. Lloyd                Director                    January 27, 1997
------------------------
Louis B. Lloyd


s/Michael A. McManus, Jr.       Director                    January 27, 1997
------------------------
Michael A. McManus, Jr.


s/Michael J. Specchio           Director                    January 27, 1997
------------------------
Michael J. Specchio

NATIONAL WIRELESS HOLDINGS INC.

Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----

Report of Independent Accountants                                           F-2

Consolidated Balance Sheets as of October 31, 1996 and 1995                 F-3

Consolidated Statements of Operations for the years ended
   October 31, 1996, 1995 and 1994                                          F-4

Consolidated Statements of Stockholders' Equity for the years
   ended October 31, 1996, 1995 and 1994                                    F-5

Consolidated Statements of Cash Flows for the years ended
   October 31, 1996, 1995 and 1994                                          F-6

Notes to Consolidated Financial Statements                                  F-7

                       [LETTERHEAD OF COOPERS & LYBRAND]


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of National Wireless Holdings Inc.:

We have audited the accompanying consolidated balance sheets of NATIONAL WIRELESS HOLDINGS INC. as of October 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Wireless Holdings Inc. as of October 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years ended October 31, 1996, in conformity with generally accepted accounting principles.


                                       /s/ COOPERS & LYBRAND L.L.P.

                                       COOPERS & LYBRAND L.L.P.

New York, New York
December 24, 1996

NATIONAL WIRELESS HOLDINGS INC.

Consolidated Balance Sheets

As of October 31, 1996 and 1995

                                      ASSETS:                                        1996            1995
                                                                                 ------------   ------------
Current assets:
   Cash and cash equivalents                                                     $ 14,788,765   $  4,888,240
   U.S. treasury securities                                                                       11,964,634
   Trade and other receivables                                                        119,707        255,224
   Due from related parties                                                            73,000         47,350
   Prepaid expenses and other current assets                                           47,777         85,408
                                                                                 ------------   ------------
               Total current assets                                                15,029,249     17,240,856

Notes receivable from EDSS                                                            988,000        773,000
Wireless frequency license and acquisition costs, net of accumulated
   amortization of $311,797 and $136,550 in 1996 and 1995, respectively             2,720,102      2,530,724
Transmission and related equipment, net of accumulated depreciation
   of $226,577 and $56,474 in 1996 and 1995, respectively                           1,175,521      1,050,735
Leasehold improvements, office equipment and service vehicles, net of accumulated depreciation of $282,813 and $149,986 in 1996 and 1995,
   respectively                                                                       394,088        527,181
Intangible assets, net of accumulated amortization of $102,251 and
   $35,416 in 1996 and 1995, respectively                                             398,096        464,911
Investments                                                                           608,800
Deposits and other assets                                                             269,696        393,830
                                                                                 ------------   ------------
               Total assets                                                      $ 21,583,552   $ 22,981,237
                                                                                 ============   ============

                       LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
   Current maturities of long-term debt                                          $    443,369   $    448,830
   Accounts payable and accrued expenses                                              715,448        650,074
                                                                                 ------------   ------------
               Total current liabilities                                            1,158,817      1,098,904
                                                                                 ------------   ------------

Long-term debt                                                                        232,247        673,021
                                                                                 ------------   ------------

Commitments (Notes 3, 7, 8, and 13)

Stockholders' equity:
   Preferred stock, $.01 par value;  1,000,000 shares authorized;
      no shares issued or outstanding                                                      --             --
   Common stock, $.01 par value; 20,000,000 shares authorized; 3,253,000 shares issued and outstanding at October 31, 1996
      and 1995, respectively                                                           32,530         32,530
   Additional paid-in capital                                                      22,421,173     22,421,173
   Accumulated deficit                                                             (2,261,215)    (1,244,391)
                                                                                 ------------   ------------
               Total stockholders' equity                                          20,192,488     21,209,312
                                                                                 ------------   ------------
               Total liabilities and stockholders' equity                        $ 21,583,552   $ 22,981,237
                                                                                 ============   ============

See accompanying notes to consolidated financial statements

NATIONAL WIRELESS HOLDINGS INC.

Consolidated Statements of Operations

For the years ended October 31, 1996, 1995 and 1994

                                           1996           1995            1994
                                        ----------     ----------     ----------
Revenue:
   Interest income                      $1,094,173     $1,154,673     $  545,077
   Service revenue                       1,223,561        945,616         59,958
                                        ----------     ----------     ----------
               Total revenue             2,317,734      2,100,289        605,035
                                        ----------     ----------     ----------

Expenses:
   Cost of services                        799,045        512,449           --
   Market development                      798,870        835,560        127,218
   Technology development                   35,370         39,776        167,114
   Professional fees                       273,234        294,547         97,568
   General and administrative              790,511        641,737        644,078
   Depreciation and amortization           564,139        363,232         15,914
   Interest                                 73,389         53,069          3,787
                                        ----------     ----------     ----------

               Total expenses            3,334,558      2,740,370      1,055,679
                                        ----------     ----------     ----------

               Net loss                 $1,016,824     $  640,081     $  450,644
                                        ==========     ==========     ==========

Net loss per common share               $     0.31     $     0.20     $     0.19
                                        ==========     ==========     ==========
Weighted average number of common
   shares outstanding                    3,253,000      3,222,863      2,407,794
                                        ==========     ==========     ==========

See accompanying notes to consolidated financial statements

NATIONAL WIRELESS HOLDINGS INC.

Consolidated Statements of Stockholders' Equity

For the years ended October 31, 1996, 1995 and 1994

                                                 Series A
                                                Convertible           Additional
                                                 Preferred   Common    Paid-In      Accumulated
                                                   Stock     Stock     Capital       Deficit        Total
                                                  -------   -------  -----------  -----------   ------------
Balance, November 1, 1993                         $ 1,000   $11,530  $   485,500  $  (153,666)  $    344,364

Issuance of 2,000,000 shares of Common Stock for
   cash on March  17, 1994,  net of issuance
         costs of $3,044,327                                 20,000   21,935,673                  21,955,673

Net loss                                                                             (450,644)      (450,644)
                                                  -------   -------  -----------  -----------   ------------

           Balance, October 31, 1994                1,000    31,530   22,421,173     (604,310)    21,849,393

Conversion of preferred stock to 100,000 shares
   of common stock                                 (1,000)    1,000

Net loss                                                                             (640,081)      (640,081)
                                                  -------   -------  -----------  -----------   ------------

           Balance, October 31, 1995                 --      32,530   22,421,173   (1,244,391)    21,209,312

Net loss                                                                           (1,016,824)    (1,016,824)
                                                  -------   -------  -----------  -----------   ------------

           Balance, October 31, 1996              $  --     $32,530  $22,421,173  $(2,261,215)  $ 20,192,488
                                                  =======   =======  ===========  ===========   ============

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows

For the years ended October 31, 1996, 1995 and 1994

                                                                                 1996          1995           1994
                                                                            ------------- ------------- --------------
Cash flows from operating activities:
   Net loss                                                                 $ (1,016,824) $   (640,081) $    (450,644)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                                             564,139       363,232         15,914
        Gain on sale of vehicle                                                   (1,352)
      Change in assets and liabilities:
        Receivables                                                               109,867     (111,998)       (64,892)
        Prepaid expenses and other current assets                                  37,631      (19,754)       (59,124)
        Deposits and other assets                                                  88,767      (63,174)       (42,919)
        Accounts payable and accrued expenses                                      65,374       (2,825)         64,452
                                                                            ------------- ------------- --------------
           Net cash used in operating activities                                (152,398)     (474,600)      (537,213)
                                                                            ------------- ------------- --------------
Cash flows from financing activities:
   Proceeds from issuance of Common Stock, net of issuance costs                                            22,013,496
   Principal payments of long-term debt                                         (446,235)     (262,731)        (4,987)
                                                                            ------------- ------------- --------------
           Net cash provided by (used in) financing activities                  (446,235)     (262,731)     22,008,509
                                                                            ------------- ------------- --------------
Cash flows from investing activities:
   Proceeds on sale of vehicles                                                   41,130
   Wireless frequency license and acquisition costs                             (364,625)   (1,414,121)      (837,893)
   Acquisition of transmission and related equipment                            (294,889)     (307,000)      (237,897)
   Acquisition of  leasehold improvements, office equipment and service          (58,658)     (204,651)      (166,258)
         vehicles
   Purchases of U.S. treasury securities                                                                  (63,347,270)
   Proceeds from redemption of U.S. treasury securities                        12,000,000     7,817,878     43,564,758
   Acquisition of non-cash assets of TLC                                                      (330,201)
     Increase in notes receivable from EDSS                                     (215,000)     (773,000)
   Investments                                                                  (608,800)
   Increase in intangible assets                                                               (74,600)
                                                                            ------------- ------------- --------------
           Net cash provided by (used in) investing activities                 10,499,158     4,714,305   (21,024,560)
                                                                            ------------- ------------- --------------
           Net increase in cash and cash equivalents                            9,900,525     3,976,974        446,736
Cash and cash equivalents, beginning of year                                    4,888,240       911,266        464,530
                                                                            ------------- ------------- --------------
           Cash and cash equivalents, end of year                           $  14,788,765 $   4,888,240 $      911,266
                                                                            ============= ============= ==============
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                   $      73,389 $      53,069 $        3,787
Non-cash financing and investing activities:
   Purchase of service vehicles in exchange for long-term debt                                          $      158,485

In 1995, the Company acquired the common stock of TLC through the issuance of a $1,100,000 note, $300,000 in cash and approximately $144,000 in capitalized closing costs. Net assets of TLC acquired included cash of $113,520.

See accompanying notes to consolidated financial statements

NATIONAL WIRELESS HOLDINGS INC.

Notes to Consolidated Financial Statements

1.   Formation of the Company and Basis of Presentation:

     National Wireless Holdings Inc. (the "Company") was organized as a Delaware Corporation on August 31, 1993 to act as a holding and strategic resource company for wireless cable systems. The Company will organize and finance local operating entities, generally through strategic alliances (including joint ventures), to support, finance and acquire new technologies for the wireless cable industries and to secure and assemble rights to frequencies in other markets. A substantial portion of the Company's activities to date relate to development of the Miami, Florida market (see Note 3) and acquisitions of interests in an educational programming distribution company and an electronic medical billing system company (see Notes 5, 6 and 17).

     In order to execute its business plan, the Company raised approximately $22 million of net proceeds through an initial public offering of two million shares of its common stock (see note 11). The Company has also entered into several development agreements and formed strategic alliances with other affiliated and unaffiliated companies, and invested in certain other companies as part of its development activities.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

2.   Summary of Significant Accounting Policies:

     Cash Equivalents:

     The Company considers all highly liquid investments with maturities, when purchased, of three months or less to be cash equivalents. Cash equivalents consist primarily of investments in various money market funds.

     U.S. Treasury Securities:

     The Company's U.S. treasury securities have been classified as "available-for-sale" and are stated at fair market value, which approximates amortized cost, in the accompanying consolidated balance sheets. Unrealized holding gains or losses, if any, are reflected as a separate component of stockholders' equity, net of income taxes, until realized. Any decline in value below cost, which is considered to be other than temporary, will be charged to income.

NATIONAL WIRELESS HOLDINGS INC.

     Wireless Frequency License and Acquisition Costs:

     Wireless frequency license and acquisition costs are capitalized and amortized on the straight-line method over the life of the related agreements, which range from 5 to 10 years. License and acquisition costs are expensed when management determines that the related market will not be developed and the costs cannot be recovered through resale.

     Equipment and Leasehold Improvements:

     Equipment is recorded at cost and depreciation expense is provided when the assets are placed in service under the straight-line method over the estimated useful lives of the related assets, which range from 5 to 10 years; leasehold improvements are amortized over the shorter of the life of the improvements or the related lease term.

     Intangible Assets:

     Intangible assets consist primarily of goodwill and a covenant not to compete. Goodwill represents the excess of the purchase price over the net assets of acquired companies and is being amortized on the straight-line method over 10 years. The covenant not to compete, which is being amortized on the straight-line method, expires on April 22, 1998.

     Long-Lived Assets:

     Based upon events or changes in circumstances, the Company assesses any impairment in value of its long-lived assets, including intangible assets, by making a comparison of the current and projected operating cash flows of each of its assets over its remaining useful life, on an undiscounted basis, to the carrying amount of the related assets. Such carrying amounts would be adjusted, if necessary, to reflect any impairment in value.

     Income Taxes:

     The Company accounts for income taxes under the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities at enacted tax rates in effect in the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

     Net Loss Per Share Data:

     Net loss per share is computed based on the loss for the period divided by the weighted average number of common shares and common share equivalents outstanding during the period.

NATIONAL WIRELESS HOLDINGS INC.

     Estimates:

     The presentation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Other:

     The Company has considered all recently issued accounting standards not requiring immediate adoption, particularly Statement of Financial Accounting Standards No. 123: Accounting for Stock-Based Compensation, and has estimated that the effect of recently issued accounting standards when adopted will not have a material impact on the Company's financial position or results of operations.

3.   Development Agreements and Strategic Alliances:

     Miami Market Development:

     On January 30, 1995, the Company and its subsidiary, South Florida Television, Inc. ("SFTV") entered into an agreement (the "WLRN Agreement") with Friends of WLRN, Inc. ("Friends of WLRN") pursuant to which SFTV will lease excess capacity on up to 20 Instructional Television Fixed Service ("ITFS") channels licensed to Friends of WLRN, the School Board of Dade County (the "School Board") and Southern Florida Instructional Television, Inc. upon the Company's successful testing and implementation of digital compression technology. The Company and SFTV are obliged to invest approximately $2,000,000 to develop these frequencies and will pay license fees based on the number of subscribers to its wireless cable system. License fees are subject to certain minimum amounts upon commencement of commercial service, initially $10,000 per month with escalations over the term of the agreement. Commencing in August 1995 and ending when SFTV starts paying license fees, SFTV is obligated to pay a system management fee of $10,000 per month. SFTV has incurred $150,000 of system management fees through October 31, 1996. SFTV's utilization of such excess capacity on the ITFS channels in Dade County, for the transmission of commercial programming to subscribers, is subject to FCC consent to the relocation of the ITFS stations to SFTV's transmission facility, use of digital compression technology and the use by SFTV of all of the excess capacity on the channels after 32 virtual channels are created for use by Friends of WLRN, the School Board and Southern Florida Instructional Television, Inc. Requests for the necessary FCC consent are pending, but have been opposed by a company that is attempting to develop a wireless cable system in the adjacent West Palm Beach market and by ITFS licensees, some of whom are leasing excess capacity to that system developer. The Company and SFTV have entered into a letter agreement with that developer providing that the parties will use their best efforts to settle the dispute, including causing affiliated licensees to agree to the execution of a formal settlement agreement by all of the ITFS and Multipoint Distribution Service

NATIONAL WIRELESS HOLDINGS INC.

     ("MDS") licensees and applicants that will provide transmission capacity to the proposed Miami and West Palm Beach wireless cable systems. There can be no assurance that such formal settlement agreement will be entered into nor can there be any assurance that the FCC will consent to the WLRN Agreement and the facilities contemplated therein, or that the Company, acting through SFTV, will be able to implement adequate digital compression technology. Although the Company believes compression technology, when developed, will expand the capacity of ITFS channels to make these channels more useful for educational purposes, while at the same time make them available to the Company for commercial uses, there can be no assurance that the Company will be able to use any of the Miami ITFS channels to carry out its business plan. Accordingly, there can be no assurance that the Company will develop the Miami market.

     On December 28, 1994, the Company entered into an MDS Agreement with Private Networks, Inc. ("PNI") to lease, for an initial 10-year term and three additional renewal terms of five years each, four MDS wireless frequencies in the Miami, Florida, area and the right to lease four such frequencies in each of the following markets: Decatur, Illinois; Ithaca, New York; and, Glens Falls, New York. The lease, which was assigned to SFTV shortly after December 29, 1994, provides for aggregate payments comprising an initial payment of $550,000 ($350,000 had been paid as of October 31, 1996) a monthly fee of $.50 per subscriber (subject to certain minimum payments which escalate over time and aggregated $107,000 through October 31, 1996) and the costs of constructing (estimated to be $260,000) transmitting stations for PNI in Miami, Decatur, Ithaca and Glens Falls. SFTV will retain ownership of the transmitting equipment in those stations and will lease the equipment for nominal consideration over its estimated useful life to PNI. If the Company is not the operator of the frequencies in any of the markets, PNI will either purchase the equipment in such market at its original cost less depreciation or return it. SFTV has decided not to exercise its right to lease the frequencies in Decatur, Ithaca and Glens Falls.

     On July 8, 1994, the Company entered into an Asset Purchase and Sale Agreement and related MDS Service Order with Microband Corporation to purchase the license for MDS Channel 1 in Miami, Florida for $700,000. The FCC granted its consent to the assignment on December 28, 1994. The Company has agreed to lease this channel to SFTV.

     On August 30, 1994, the Company entered into an MDS Airtime Agreement with Via Net Companies for a lease, with an initial five-year term and an option for two additional five-year terms, of the MDS H-1 Channel for wireless cable broadcasting in Miami, Florida. Under the terms of this agreement, which was assigned to SFTV shortly after August 30, 1994, SFTV will pay a minimum monthly transmission fee of $1,000 plus a connection fee of $.10 per subscriber, as defined in the agreement. SFTV has paid $5,000 as a deposit under this agreement as of October 31, 1996.

     On November 7, 1994, the Company entered into an agreement with People's Choice TV Corporation ("PCTV") and another party for the purchase of MDS H-2 Channel, including all related transmission equipment in Miami, Florida, for $10,000, plus certain acquisition costs of

NATIONAL WIRELESS HOLDINGS INC.

     $25,000. As a condition of the purchase, PCTV negotiated a second right of first refusal, subordinate to the right of first refusal held by Preferred Entertainment, Inc. ("PEI") (see Note 13), to enter into operating agreements for the Miami wireless system in the event the Company determines not to operate the system in Miami. The Company has agreed to lease this channel to SFTV.

     Before SFTV can make full use of the channels it will own or lease in the Miami market, it must relocate the transmitting stations to a common site. SFTV has identified the site at which it will locate its transmission facilities, and applications are pending before the FCC seeking consent to the relocation. As set forth above, applications filed for SFTV's ITFS channels have been objected to. There can be no assurance that the FCC will permit SFTV to relocate all of the transmitting stations to the site selected or to permit SFTV to implement digital compression technology.

     The Company believes that development of a wireless cable system in Miami depends upon the acquisition of at least 20 frequencies, and, while SFTV has obtained rights to an aggregate of more than 20 frequencies in Miami, assuming use of compression technology, there can be no assurance that the Company will be able to complete developments in technology or to resolve certain regulatory issues required to launch such a system. The Company has capitalized the costs of obtaining the rights to wireless frequencies in the Miami market. The recoverability of such costs is dependent upon the successful development of a system in Miami or through the resale of such frequency rights (see Note 15). Management estimates that it will recover the carrying amount of these costs from cash flows generated by the system once it has been developed. However, it is reasonably possible that such estimate will change in the near term as a result of frequency availability, technology, regulatory or other changes.

     Strategic Alliances
     In November 1993, the Company entered into a strategic alliance agreement with PEI (a subsidiary of PCTV), a related party (see Note 13) and national wireless cable operator, pursuant to which PEI will provide operational expertise over the three year period commencing March 17, 1994. The alliance also provides that PEI will have the right of first refusal to manage wireless cable systems in those markets where the Company accumulates channel capacity and to participate as an entity investor with the Company in certain financing of wireless cable systems. The Company granted PEI a right for five years to purchase 300,000 shares of Common Stock at a price of $15 (120% of the Company's initial public offering price) on November 9, 1993. PEI may exercise its right to purchase the shares of Common Stock for cash or to receive a reduced number of shares, without payment of cash, equivalent to the value of the Common Stock at the exercise date in excess of the exercise price.

4.   Acquisition of TLC:

     On April 20, 1995, the Company agreed to acquire all of the outstanding capital stock of TLC Productions, Inc. ("TLC") from its sole shareholder. TLC is a full service teleport and uplink

NATIONAL WIRELESS HOLDINGS INC.

     facility located in North Miami, Florida, that provides satellite uplink services to clients who then are able to rebroadcast their signal to video programming distributors, primarily in South America. The Company acquired the capital stock of TLC for a purchase price of $1,225,000, payable in cash of $125,000 and a $1,100,000 promissory note. The Company also paid $175,000 to TLC to satisfy outstanding loans to a former owner of $125,000 and to purchase a transmission tower for $50,000. The Company also incurred approximately $144,000 in capitalized closing costs. The acquisition has been accounted for using the purchase method of accounting. As a result of this acquisition, the Company has recorded goodwill of approximately $354,000. The accompanying consolidated financial statements for 1996 and 1995 reflect the effect of TLC from the date of acquisition, the effect of which was not material.

5.   Notes Receivable from EDSS:

     On June 9, 1995, the Company entered into a loan agreement to provide a $1,000,000 line of credit at an interest rate equal to the prime rate plus 2% to Electronic Data Submission Systems, Inc. ("EDSS"), an electronic healthcare billing network operator serving doctors and insurance companies. The loan agreement provides, among other matters, that the Company will have an option to purchase 50% of EDSS's voting common stock and that EDSS may extend the June 1997 expiration date of the loan to June 1998 (see Notes 6 and 17). The note is collateralized by all the assets and common stock of EDSS. The Company loaned an aggregate of $998,000 to EDSS as of October 31, 1996. The notes, which may be prepaid under certain conditions, are to be repaid at the expiration of the term of the loan.

     EDSS plans to use the proceeds to develop an electronic healthcare billing network in Miami/South Florida corridor to facilitate healthcare providers processing claims for reimbursement from third party payors. In the future, the Company expects to be able to develop applications of the EDSS billing network using the Company's wireless frequencies.

6.   Investments:

     In August 1996, the Company completed a partial exercise of its option to acquire a 50% interest in EDSS by purchasing 11% of EDSS voting common stock for $343,800 in cash (see Note 17). The investment is carried at cost in the accompanying consolidated balance sheet as of October 31, 1996.

     In September 1995, the Company acquired 700 shares of Class A Convertible Preferred Stock of Anagram International Communications Ltd. ("Anagram"), convertible into 70% of all issued and outstanding shares of Common Stock on a fully diluted basis for $250,000, payable in monthly instalments. Anagram is in the business of acquiring European television programming for U.S. distribution via wireless cable transmission. As of October 31, 1996, the Company

NATIONAL WIRELESS HOLDINGS INC.

     fulfilled its obligation of $250,000 and loaned Anagram an additional $15,000. The investment is carried at cost in the accompanying consolidated balance sheet as of October 31, 1996.

7.   Lease and Purchase Commitments:

     The Company leases administrative facilities and office equipment under operating leases that expire between 1999 and 2002. Certain of the leases contain escalation clauses providing for increased rentals based on operating expenses or the consumer price index. Rent expense under operating leases was approximately $200,000, $188,000 and $40,000 for the years ended October 31, 1996, 1995 and 1994, respectively.

     Future annual minimum rental payments as of October 31, 1996 under noncancellable operating leases for the next five years and thereafter are:


          1997                                      $ 191,000
          1998                                        136,000
          1999                                        124,000
          2000                                        102,000
          2001                                        102,000
          Thereafter                                   26,000

     Commitments relating to wireless frequency rights and technology development as of October 31, 1996 are described in Note 3.

8.   Employment and Consulting Contracts:

     The Company has entered into employment and consulting agreements, as amended in December 1996, with executive officers and directors which expire between 1997 and 2001, aggregating approximately $502,000 annually. Two of the officers and directors the Company were directors of PEI through January 1995 and the third is associated with a law firm which is counsel to PEI (see Note 3). In September 1994, the Company hired an executive vice president under a three year employment agreement at an annual salary of $120,000.

     During the years ended October 31, 1996, 1995 and 1994, salaries and consulting fees of approximately $629,000, $629,000 and $332,000, respectively, were incurred under these contracts.

NATIONAL WIRELESS HOLDINGS INC.

9.   Long-Term Debt:

                                                                             1996        1995
                                                                         ----------  ----------
Long-term debt comprises:
   8% note payable due in monthly principal and interest instalments of
      $34,470, which matures on April 21, 1998                           $  582,851  $  934,442
   Various loans bearing interest at rates ranging from 7.95% to 14%
      with maturities in 1998 and 1999                                       92,765     187,409
                                                                         ----------  ----------
                                                                            675,616   1,121,851
      Less, current maturities                                              443,369     448,830
                                                                         ----------  ----------
                                                                         $  232,247  $  673,021
                                                                         ==========  ==========

     The aggregate scheduled principal payments under the long-term debt as of October 31, 1996 are as follows:

                   1997                                  $    443,369
                   1998                                       230,838
                   1999                                         1,409
                                                         ------------
                                                         $    675,616
                                                         ============

10.  Income Taxes:

     As of October 31, 1996, the Company has net operating loss carryforwards for income tax purposes of approximately $1,800,000, which will expire between October 31, 2008 and 2011.

     As of October 31, 1996 and 1995, deferred tax assets, principally comprising the net operating loss carryforwards, have been offset in full by a valuation allowance.

11.  Capital Stock:

     In March 1994, the Company completed an initial public offering of 2,000,000 shares of Common Stock, par value .01 per share, at a price of $12.50 per share, with aggregate net proceeds of approximately $22 million. In connection with the offering, the Company issued and sold to the underwriter, at the closing of its initial public offering, warrants for five years to purchase 200,000 shares of Common Stock at a price of $.001 per warrant (the "Warrants"). The Warrants are exercisable at any time during a period of four years commencing at the beginning of the second year after their issuance at a price of $20.625 (165% of the initial public offering price).

     The Company is authorized to issue 1,000,000 shares of Serial Preferred Stock, par value $.01 per share with dividend and liquidation preferences over the Common Stock. The Company

NATIONAL WIRELESS HOLDINGS INC.

     issued 100,000 shares of the Serial Preferred Stock, designated as Series A Convertible Preferred Stock (the "Series A Preferred"), in a private placement on October 21, 1993. Each share of Series A Preferred was convertible, at the option of the holder, into one share of Common Stock, subject to certain anti-dilution provisions. On April 20, 1995, all the outstanding Series A Preferred were converted to Common Stock.

     As discussed in Note 3, the Company granted PEI a right, which expires on March 17, 1999, to purchase 300,000 shares of Common Stock at $15 per share (120% of the Company's initial public offering price). PEI may exercise its right to purchase the shares of Common Stock for cash or to receive a reduced number of shares, without payment of cash, equivalent to the value of the Common Stock at the exercise date in excess of the exercise price.

12.  Stock Option Plan:

     The 1993 Stock Option Plan (the "Plan"), as amended, has participants which include key employees (including officers), directors, advisors, and independent consultants to the Company or to any of its subsidiaries. The Company has reserved 80,000 shares of Common Stock for issuance under the plan. Options granted to employees may be designated as incentive stock options ("ISO's") or non-qualified stock options ("NQSO's"), as defined by the Internal Revenue Service. Options granted to independent consultants and other non-employees may only be designated NQSO's. Options granted pursuant to the Plan which are ISO's will enjoy the attendant tax benefits provided under Sections 421 and 422 of the Internal Revenue Code of 1986, as amended.

     The exercise price of options granted under the Plan may not be less than 100% of the fair market value of the Common Stock on the date of grant, provided that for the two years immediately following consummation of the public offering, the option price would not be less than the greater of the fair market value on the grant date or the initial public offering price established by the offering ($12.50). Generally, options will be exercisable for a term that will not exceed ten years from the date of grant.

     Information with respect to shares under options is summarized below:

                                                                 Exercise
                                                                 Price
                                          ISO's       NQSO's     Per
                                                                 Share
                                         ---------   ----------  ---------------
     Balance at November 1, 1993                        12,000        $6.50
     Granted 1994                          11,750       56,250   $8.25-$8.50(1)
                                         ---------   ----------
     Outstanding at October 31, 1996       11,750       68,250
                                         =========   ==========
     Exercisable at October 31, 1996        2,350       25,650   $6.50-$8.50
                                         =========   ==========

NATIONAL WIRELESS HOLDINGS INC.

     (1) The exercise prices of these options are less than $12.50 and were approved by the stockholders of the Company on June 29, 1995.

13.  Related-Party Transactions:

     In fiscal 1996 and 1995, the Company purchased new service vehicles from an automobile dealership which is owned by the Chairman of the Company for approximately $33,000 and 76,000, respectively.

     Two of the directors of the Company were principal stockholders of PEI (see
     Note 3), which was acquired by PCTV, until May 1994 and were directors of PEI until January, 1995. Until May 1994, the Chairman of the Company was also Chairman of PEI. The Chairman also currently beneficially owns approximately 3.8% of PCTV.

     In fiscal 1994, the Company purchased new service vehicles from an automobile dealership which is owned by the Chairman of the Company for $59,493 and purchased transmitters from a company owned by the Chairman for $23,000.

     The Company leases office space in Rantoul, Illinois, from a company (SDI) which is owned jointly owned by the Chairman and an officer of the Company, for $2,050 per month. The lease agreement is on a month-to-month basis based on the needs of the Company. The Company also subleases office space in New York to a company owned by a director of the Company for $800 per month. The sublease, which commenced December 1, 1994, is on a month-to-month basis based on the needs of the Company.

     At October 31, 1996, amounts due from related parties of $73,000 relates to a loan to a shareholder of EDSS which is due in January, 1997. At October 31, 1995, amounts due from related parties of $47,350 was comprised of receivables from PEI, SDI and PCTV. At October 31, 1996, included in accounts payable and accrued expenses is $50,000 due to related parties for consulting fees (see Note 8).


14.  Quarterly Financial Information (Unaudited):

     Quarterly information for 1996, 1995 and 1994 is set forth in the table below:


                                                    Quarter Ended
                                     -------------------------------------------
                                     January 31  April 30    July 31  October 31
                                     ----------  --------   --------- ----------
     1996:
        Revenue                      $ 560,218  $ 590,838   $ 624,068  $ 542,610
        Net loss                       225,600    227,961     264,657    298,606
        Net loss per common share         0.08       0.07        0.08       0.08

NATIONAL WIRELESS HOLDINGS INC.

     1995:
        Revenue                      $ 363,977  $ 413,813   $ 380,654  $ 941,845
        Net loss                       142,243    221,852     100,917    175,069
        Net loss per common share         0.05       0.07        0.03       0.05

     1994:
        Revenue                      $   2,084  $  94,945   $ 221,608  $ 286,398
        Net loss                       108,204     79,243      10,994    252,203
        Net loss per common share         0.09       0.04         -         0.08

     The sum of the quarterly net loss per common share amounts for 1994 are not equal to the full year amount primarily because the computations of the weighted average number of common shares outstanding for each quarter and the full year are made independently.

15.  Potential Sale of SFTV (Unaudited):

     The Company is continuing discussions with BellSouth Corporation for the sale of SFTV (see Note 3), with all of its wireless cable assets in the Miami area, to BellSouth for $48 million in stock. The transaction is subject to completion of due diligence and negotiation of definitive agreements. There can be no assurance that such agreements will be entered into or that the transaction can be completed as proposed.

NATIONAL WIRELESS HOLDINGS INC.

16.  Fair Value of Financial Instruments:

     The following methods and assumptions were used to estimate the fair value of each category of financial instruments:

     Cash and Cash Equivalents:

     Cash equivalents comprise money market funds whose carrying amounts approximate fair value due to the short-term maturity of the instruments.

     U.S. Treasury Securities:

     U.S. treasury securities held at October 31, 1995 of $11,964,634 matured by October 1996. The U.S. treasury securities are classified as available-for-sale and are carried at fair market value on the balance sheet as of October 31, 1995, which approximates amortized cost.

     Long-Term Debt:

     Long-term debt relates to service vehicle loans payable over four to five years and a three year note payable. Interest rates on the loans approximate the rates available at October 31, 1996 and the Company believes that the carrying value of debt at October 31, 1996 approximates fair value.

     Notes Receivable:

     The interest rate on the loan approximates the rates available at October 31, 1996 and the Company believes that the carrying value at October 31, 1996 approximates fair value.

17.  Subsequent Events:

     Acquisition of EDSS:

     On December 13, 1996, the Company exercised a warrant and an option to purchase additional shares of the common stock of EDSS (see Notes 5 and 6), which when combined with its existing share ownership represents 50% of the outstanding common stock and, pursuant to the EDSS Shareholders Agreement, dated as of July 25, 1996, control of EDSS. The aggregate purchase price for the purchase of EDSS shares was $1,887,500 of which an aggregate of $887,500 was paid to EDSS and $1,000,000 was paid to the principal stockholder of EDSS. With the proceeds received from the Company, EDSS acquired a non-interest-bearing $1,000,000 note payable to a former stockholder for $775,000. The acquisition will be accounted for under the purchase method of acounting.

NATIONAL WIRELESS HOLDINGS INC.

     The unaudited consolidated results of operations on a pro forma basis as though EDSS had been acquired as of the beginning of fiscal year 1995 are as follows:

                                                        1996           1995
                                                   -------------  --------------

     Revenues                                      $   3,287,307  $   2,382,828
     Net loss                                          1,614,228      1,558,293
     Net loss per weighted average number
        of common shares outstanding                      0.50           0.48

     The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the above date, nor are they necessarily indicative of future operating results.

     Stock Rights:

     On December 12, 1996, the Board of Directors declared a dividend of one preferred stock purchase right on each outstanding share of the Company's Common Stock. The dividend was paid on December 24, 1996 to shareholders of record on that date. The rights become exercisable only on the close of business ten days following a public announcement that a person or group has acquired 20% or more of the outstanding shares of Common Stock of the Company or a public announcement or commencement of a tender offer or exchange offer which would result in the offeror's acquiring 20% or more of the outstanding shares of Common Stock of the Company. Once exercisable, each right would entitle a holder to buy 1/1,000 of a share of the Company's Series B Junior Participating Preferred Stock at an exercise price of $75.00. The Company may redeem the rights, which expire on December 12, 2006, for $0.01 per right prior to the rights becoming exercisable.