Form 10-Q
period 1997-01-31
NATIONAL WIRELESS HOLDINGS INC
filed 1997-03-17
CIK 915016

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended January 31, 1997

                       Commission file number: 0-23598

                       NATIONAL WIRELESS HOLDINGS INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                         13-3735316
----------------------------                   ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
    of incorporation)

          249 Royal Palm Way, Suite 301, Palm Beach, Florida 33480
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (407) 832-0981
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [_]

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common Stock, $.01 par value: 3,253,000 shares as of March 13, 1997.

NATIONAL WIRELESS HOLDINGS INC.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Contents
                                                                         Page(s)
                                                                         -------

Condensed Consolidated Balance Sheets as of January 31, 1997
  and October 31, 1996                                                       3

Condensed Consolidated Statements of Operations for the
  three months ended January 31, 1997 and 1996                               4

Condensed Consolidated Statements of Cash Flows for the
  three months ended January 31, 1997 and 1996                               5

Notes to Condensed Consolidated Financial Statements                       6-7

NATIONAL WIRELESS HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

                                                                        January 31,    October 31,
                                                                            1997          1996
                                                                       ------------   ------------
                                    ASSETS:
Current assets:
   Cash and cash equivalents                                           $    884,941   $ 14,788,765
   U.S. treasury securities                                              11,839,919
   Trade and other receivables                                              347,411        119,707
   Due from related parties                                                                 73,000
   Prepaid expenses and other current assets                                 85,745         47,777
                                                                       ------------   ------------
               Total current assets                                      13,158,016     15,029,249

Notes receivable from EDSS                                                                 988,000
Wireless frequency license and acquisition costs, net of accumulated
   amortization of $357,634 and $311,797, respectively                    2,772,022      2,720,102
Transmission and related equipment, net of accumulated
   amortization of $276,287 and $226,577, respectively                    1,130,511      1,175,521
Leasehold improvements, office equipment and service vehicles, net
   of accumulated depreciation of $330,588 and $282,813, respectively       506,898        394,088
Intangible assets, net of accumulated amortization
   of $143,961 and $102,251, respectively                                 3,438,443        398,096
Investments                                                                 354,500        608,800
Deposits and other assets                                                   274,766        269,696
                                                                       ------------   ------------
               Total Assets                                            $ 21,635,156   $ 21,583,552
                                                                       ============   ============

                     LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
   Accounts payable and accrued expenses                               $    948,171   $    665,448
   Due to related parties                                                   113,600         50,000
   Current maturities of long-term debt                                     430,948        443,369
                                                                       ------------   ------------
               Total current liabilities                                  1,492,719      1,158,817
                                                                       ------------   ------------

Long-term debt                                                              168,600        232,247
Due to related parties                                                      321,907

Commitments

Stockholders' equity:
   Preferred stock
   Common Stock $.01 par value:  20,000,000 shares authorized;
      3,253,000 shares issued and outstanding                                32,530         32,530
   Additional paid-in capital                                            22,421,173     22,421,173
   Accumulated deficit                                                   (2,801,773)    (2,261,215)
                                                                       ------------   ------------
               Total stockholders' equity                                19,651,930     20,192,488
                                                                       ------------   ------------

               Total liabilities and stockholders' equity              $ 21,635,156   $ 21,583,552
                                                                       ============   ============

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

                                                          For the Three Months
                                                            Ended January 31,
                                                       -------------------------
                                                          1997            1996
                                                       ----------     ----------

Revenue:
   Services                                            $  506,004     $  265,356
   Interest income                                        195,756        294,862
                                                       ----------     ----------

               Total revenue                              701,760        560,218
                                                       ----------     ----------

Expenses:
   Cost of services                                       340,923        181,393
   Market development                                     157,813        239,659
   Professional fees                                      103,334         64,836
   General and administrative                             442,192        176,601
   Depreciation and amortization                          185,032        128,168
   Interest                                                13,024         25,161
                                                       ----------     ----------

               Total expenses                           1,242,318        815,818
                                                       ----------     ----------

               Net loss                                $  540,558     $  255,600
                                                       ==========     ==========

Net loss per common share                              $     0.17     $     0.08
                                                       ==========     ==========

Weighted average number of common shares
   outstanding                                          3,253,000      3,253,000
                                                       ==========     ==========

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

                                                                                         Three Months
                                                                                       Ended January 31,
                                                                                   --------------------------
                                                                                      1997             1996
                                                                                   ------------   -----------
Cash flows from operating activities
   Net loss                                                                        $   (540,558)  $  (255,600)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                  185,032       128,168
         Accretion of interest income                                                  (146,879)
         Gain on sale of vehicles                                                                     (13,352)
   Changes in assets and liabilities:
      Due from related parties                                                           73,000        47,350
      Trade receivables and other receivables                                           (36,384)     (223,846)
      Prepaid expenses and other current assets                                          10,977       (34,390)
      Deposits and other assets                                                         (33,626)      (17,571)
      Accounts payable and accrued expenses                                             (10,294)      (95,496)
      Due to related parties                                                             63,600        55,000
      Other                                                                                            (8,914)
                                                                                   ------------   -----------
               Net cash used in operating activities                                   (435,132)     (418,651)
                                                                                   ------------   -----------

Cash flows from investing activities:
   Wireless frequency license and acquisition costs                                     (97,757)      (41,980)
   Acquisition of transmission and related equipment                                     (4,700)      (10,169)
   Acquisition of leasehold improvements, office equipment and
      service vehicles                                                                  (53,427)      (45,756)
   Proceeds on sale of vehicles                                                                        41,130
   Purchases of U.S. treasury securities                                            (11,693,040)
   Acquisition of EDSS                                                               (1,543,700)
                                                                                   ------------   -----------
               Net cash used by investing activities                                (13,392,624)      (56,775)
                                                                                   ------------   -----------

Cash flows from financing activities:
   Increase in notes receivable EDSS                                                                 (140,000)
   Principal payments of long-term debt                                                 (76,068)     (134,708)
                                                                                   ------------   -----------
               Net cash used in financing activities                                    (76,068)     (274,708)
                                                                                   ------------   -----------

Net decrease in cash and cash equivalents                                           (13,903,824)     (750,134)
Cash and cash equivalents, beginning of period                                       14,788,765     4,888,240
                                                                                   ------------   -----------

               Cash and cash equivalents, end of period                            $    884,941   $ 4,138,106
                                                                                   ============   ===========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                          $     13,024   $    25,161
                                                                                   ============   ===========

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.    Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements of National Wireless Holdings, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial statements for these interim periods, have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996 (File No. 0-23598) and filed with the Securities and Exchange Commission.

2.    Net Loss Per Share Data:

      Net loss per share is computed based on the loss for the period divided by the weighted average number of common shares outstanding during the period. Common Stock equivalents are not reflected in the calculation since they are anti-dilutive.

3.    Acquisition of EDSS

      On December 13, 1996, the Company exercised a warrant and an option to purchase shares of the common stock of Electronic Data Submission Systems, Inc. ("EDSS"), an electronic healthcare billing network operator serving doctors and insurance companies, which when combined with its existing share ownership represents 50% of the outstanding common stock and, pursuant to the EDSS Shareholders Agreement dated as of July 25, 1996, control of EDSS. The aggregate purchase price for the purchase of EDSS shares was $1,887,500 of which an aggregate of $887,500 was paid to EDSS and $1,000,000 was paid to the principal stockholder of EDSS. With the proceeds received from the Company, EDSS acquired a non-interest-bearing $1,000,000 note payable to a former stockholder for $775,000. The acquisition has been accounted for under the purchase method of accounting and the results of operations from the date of purchase have been reflected in the consolidated statement of operations. The purchase price has been allocated principally to intangible assets (goodwill) and is being amortized over 15 years.


Continued                                                                      6

Notes to Condensed Consolidated Financial Statements
(unaudited), Continued

      The unaudited consolidated results of operations on a pro forma basis as though EDSS had been acquired as of the beginning of fiscal year 1996 are as follows:

                                                        Three months ended
                                                           January 31,
                                                  ----------------------------
                                                      1997           1996
                                                  -------------  -------------

      Revenues                                    $    957,000   $  1,070,000
      Net loss                                         640,000        410,000
      Net loss per weighted average number of
         common shares outstanding                        0.20           0.13

      The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the above date, nor are they necessarily indicative of future operating results.

4.    Potential Sale of SFTV

      On February 26, 1997, the registrant and its wholly-owned subsidiary, South Florida Television, Inc. ("SFTV") entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with BellSouth Corporation ("BellSouth") and its wholly-owned subsidiary, Bell South South Florida Merger Subsidiary, Inc. ("BellSouth Sub"), pursuant to which BellSouth Sub will merge into SFTV, SFTV will become a wholly-owned subsidiary of BellSouth and the reistrant will receive an aggregate of $48 million, consisting of $7.2 million in cash and $40.8 million in BellSouth common stock (the "Merger"). The Merger Agreement provides for usual conditions of closing and receipt of certain approvals from the Federal Communications Commission. The Merger, which is expected to close by mid-summer 1997, will be treated as a tax-free reorganization, except as to the cash received. The principal assets to be acquired are the wireless frequency license and acquisition costs and transmission and related equipment included in the accompanying consolidated balance sheet as of January 31, 1997.

5.    Consulting Agreement

      On February 28, 1997, the registrant entered into a consulting agreement with Michael J. Specchio, Inc. ("MJS Inc.") which is owned and managed by Michael J. Specchio, Chairman of the registrant, and simultaneously terminated its employment agreement, as amended, with Mr. Specchio. Under said consulting agreement, MJS Inc. is retained as a consultant and is obliged to provide the services of Mr. Specchio on substantially a full-time basis for a term ending September 2001 for annual compensation of $180,000, on substantially the same terms as Mr. Specchio was previously employed under such employment agreement. Under the consulting agreement, MJS Inc. also has the same severance benefits as previously provided to Mr. Specchio.

                        PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

            National Wireless Holdings Inc. (the "Company") was incorporated in Delaware on August 31, 1993. Since its inception, the Company has sought to identify wireless systems for acquisition and development and to acquire frequencies and wireless cable technology. The Company's fiscal year ends on October 31.

            The Company has acquired rights to build and operate a wireless cable system in Miami, Florida, as well as a satellite programming uplink facility in the same area. The Company also seeks to support, finance and acquire new technologies for the wireless cable industry and to secure and assemble rights to frequencies in other markets. The Company ha also acquired interests in an educational programming distribution business and an electronic healthcare billing system company and may acquire or invest in other businesses.

            In order to execute its business plan, the Company raised approximately $22 million through an initial public offering of two million shares of its Common Stock on March 9, 1994.

            Certain statements contained in this Annual Report on Form 10-K constitute "forwardlooking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

Results of Operations

Three months ended January 31, 1997 as compared to three months ended January 31, 1996:

Service Revenue:
Service revenue increased from $265,356 for the three months ended January 31, 1996 to $506,004 for the three months ended January 31, 1997 as a result of increased revenues from a subsidiary acquired in August 1995 and revenues of a majority owned subsidiary, acquired in December 1996.

Interest Income:
Interest income decreased from $294,862 for the three months ended January 31, 1996 to $195,756 for the three months ended January 31, 1997 primarily as a result of changes in cash and treasury securities balances and interest rates.

Cost of Services:
Cost of services increased from $181,393 for the three months ended January 31, 1996 to $340,923 for the three months ended January 31, 1997 as a result of increased operating costs and the acquisitions referred to above.

Market Development:
Market development expenses decreased from $239,659 for the three months ended January 31, 1996 to $157,813 for the three months ended January 31, 1997 as a result of less activity in the development of the Miami market due to the proposed sale of SFTV as described below.

Professional Fees:
Professional fees increased from $64,836 in the three months ended January 31, 1996 to $103,334 in the three months ended January 31, 1997 as a result of additional activity.

General and Administrative:
General and administrative expense increased from $176,601 in the three months ended January 31, 1996 to $442,192 in the three months ended January 31, 1997 primarily as a result of the acquisition, proposed sale and other costs.

Depreciation and Amortization:
Depreciation and amortization increased from $128,168 in the three months ended January 31, 1996 to $185,032 in the three months ended January 31, 1997 primarily as a result of the EDSS acquisition.

Interest Expense:
Interest expense decreased from $25,161 in the three months ended January 31, 1996 to $13,024 in the three months ended January 31, 1997 due to principal repayment of long-term debt.

Net Loss:
As a result of the foregoing events, net loss increased from $255,600 in three months ended January 31, 1996 to $540,558 in the three months ended January 31, 1997.

Liquidity and Capital Resources

            The Company has funded its operations with the net proceeds from a $500,000 private placement of the Company's Series A Preferred Stock and its initial public offering of 2,000,000 shares of Common Stock aggregating, after payment of offering costs, approximately $22,000,000. The proceeds have been and will be used to fund construction and development of wireless cable systems, acquisitions of wireless cable frequency rights and development and acquisition of new technologies and businesses in other areas. Such amount, with interest thereon, is expected to be sufficient to implement the business plan of the Company through October 1998, or for a shorter period if the Company determines to invest a substantial portion of its assets in major acquisitions or equity investments. The development of wireless cable systems entails substantial capital investment and will require additional funding. The future availability and terms of equity and debt financing to meet future capital needs could force the Company to modify, curtail, delay or suspend some or all aspects of its planned operations.

            The Company has obtained rights to a sufficient number of frequencies in Miami, Florida to commence development of a wireless cable system when digital technology becomes available on an economic basis. The Company believes that the overall cost of developing such a system in Miami would be in excess of $100,000,000, and the initial capital investment required, including acquisition and early phase construction costs, is estimated to be from $10,000,000 to $13,000,000. The actual capital investment requirements for developing any markets may vary substantially from such estimates depending upon which frequencies are actually acquired, the technical configuration of the transmission systems, and regulatory issues. The balance of the required capital will be invested as subscribers are added. There can be no assurance that the

Company can develop the Miami market, and, as discussed below, the Company has agreed to sell its assets in the Miami market.

            The Company has capitalized the costs of obtaining the rights to wireless frequencies in the Miami market. The recoverability of such costs is dependent upon the successful development of a system in Miami or through the resale of such frequency rights. Management estimates that, if it does not complete the proposed sale of its assets in the Miami market, it will recover the carrying amount of these costs from cash flows generated by the system once it has been developed. However, it is reasonably possible that such estimate will change in the near term as a result of frequency availability, technology, regulatory or other changes.

            Development of markets in which the Company has already acquired rights, including acquisition of the additional frequencies and other related assets which may be necessary to make development feasible, would use substantially all its capital. The Company also plans to acquire additional, as yet unidentified wireless frequencies or assets; however, there can be no assurance it will be able to acquire any of them. If it does not sell its interests in the Miami market, as discussed below, the Company plans to use its assets to develop Miami, the market which management considers most promising at present, and will seek additional capital to develop Miami and other markets in which it may acquire interests through equity or debt financing, joint ventures or other arrangements. The Company may sell frequencies to finance development or acquisition of other markets. The failure to obtain additional funds on a timely basis could have a material adverse affect on the Company and its business and, if such financing is not available, the Company may be obliged to modify or curtail its operations. The Company believes it will be able to undertake limited development of Miami (that is, with less rapid construction and less extensive marketing) without such additional strategic alliances with the Company and make other acquisitions or investments.

            On February 26, 1997, the registrant and its wholly-owned subsidiary, South Florida Television, Inc. ("SFTV") entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with BellSouth Corporation ("BellSouth") and its wholly-owned subsidiary, BellSouth South Florida Merger Subsidiary, Inc. ("BellSouth Sub"), pursuant to which BellSouth Sub will merge into SFTV, SFTV will become a wholly-owned subsidiary of BellSouth and the registrant will receive an aggregate of $48 million (before expenses), consisting of $7.2 million in cash and $40.8 million in BellSouth common stock (the "Merger"). The Merger Agreement provides for usual conditions of closing and receipt of certain approvals from the Federal Communications Commission. The Merger, which is expected to close by mid-summer 1997, will be treated as a tax-free reorganization, except as to the cash received. If the Merger is completed as proposed, the Company will have in excess of $60 million in cash and BellSouth securities; a full-service teleport and satellite uplink facility in Miami; a 50 percent interest in EDSS (as defined below), a provider of software which enables physicians to transmit electronically health care claims to over 350 insurance companies; an investment in an educational video programming distributor; a specialized communications truck company; and a strategic alliance with Spike Technologies, which has developed bidirectional point-to-multipoint microwave antenna technology.

            On December 13, 1996, National Wireless Holdings, Inc. (the "Company") exercised a warrant and an option to purchase additional shares of the common stock of Electronic Data Submission Systems, Inc. ("EDSS"), which when combined with its existing share ownership represents 50% of the outstanding common stock and, pursuant to the EDSS Shareholders Agreement, dated as of July 25, 1996, control of EDSS. The aggregate purchase price for the purchase of EDSS shares was approximately $1,887,500 of which an aggregate of $887,500 was paid to EDSS and $1,000,000 was paid to Joseph D. Truscelli, a principal stockholder and President of EDSS. With the proceeds received from the Company, EDSS acquired a non-interest-bearing $1,000,000 note payable to a former stockholder for $775,000. In addition, pursuant to a loan agreement between

EDSS and the Company, dated June 9, 1995, the Company had outstanding loans to EDSS of approximately $988,000 as of March 13, 1997, which were eliminated from the balance sheet in consolidation.

            The Company may, when and if the opportunity arises, acquire or invest in other business in the wireless cable industry or in unrelated areas. If such an opportunity arises, the Company may use a portion of its funds for that purpose. The Company has no specific arrangements with respect to any such acquisitions or investments at the present time and is not currently involved in any negotiations with respect to any such acquisition. There can be no assurance that any such acquisitions or investments will be made.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

            Not applicable.


Item 2. Changes in Securities.

            Not applicable.

Item 3. Defaults Upon Senior Securities.

            Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

            Not applicable.

Item 5. Other Information.

            On February 28, 1997, the registrant entered into a consulting agreement with Michael J. Specchio, Inc. ("MJS Inc.") which is owned and managed by Michael J. Specchio, Chairman of the registrant, and simultaneously terminated its employment agreement, as amended, with Mr. Specchio. Under said consulting agreement, MJS Inc. is retained as a consultant and is obliged to provide the services of Mr. Specchio on substantially a full-time basis for a term ending September 2001 for annual compensation of $180,000, on substantially the same terms as Mr. Specchio was previously employed under such employment agreement. Under the consulting agreement, MJS Inc. also has the same severance benefits as previously provided to Mr. Specchio.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits
               Exhibit 10.38 - Consulting Agreement, dated February 28, 1997, between the registrant and Michael J. Specchio, Inc.
         (b)   Reports on Form 8-K.

         Date of Event           Subject
         -------------           -------

         February 26, 1997       Press release concerning
                                 definitive agreement for
                                 sale of subsidiary to
                                 BellSouth Corporation

                                  SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 14, 1997
                                             NATIONAL WIRELESS HOLDINGS INC.
                                           -------------------------------------
                                                      (Registrant)


                                        By:  /s/ Terrence S. Cassidy
                                             -----------------------------------
                                             Terrence S. Cassidy, President and
                                             Principal Accounting Officer