Form 10-Q
period 1997-04-30
NATIONAL WIRELESS HOLDINGS INC
filed 1997-06-16
CIK 915016

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1997
                                                 --------------
                         Commission file number: 0-23598
                                                 -------
                         NATIONAL WIRELESS HOLDINGS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                   13-3735316
---------------------------------------------- ---------------------------------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

  249 Royal Palm Way, Suite 301, Palm Beach, Florida               33480
  --------------------------------------------------             ----------
    (Address of principal executive offices)                     (Zip Code)


                                 (407) 832-0981
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

            Common Stock, $.01 par value: 3,253,000 shares as of June 11, 1997.

NATIONAL WIRELESS HOLDINGS INC.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Contents

                                                                         Page(s)
                                                                         -------

Condensed Consolidated Balance Sheets as of April 30, 1997
   and October 31, 1996                                                        3

Condensed Consolidated Statements of Operations for the
   three months and six months ended April 30, 1997 and 1996                   4

Condensed Consolidated Statements of Cash Flows for the
   six months ended April 30, 1997 and 1996                                    5

Notes to Condensed Consolidated Financial Statements                         6-8

NATIONAL WIRELESS HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Unaudited)

                                                                           April 30,       October 31,
                                                                             1997             1996
                                                                         ------------     ------------
                                     ASSETS:
Current assets:
   Cash and cash equivalents                                             $    492,767     $ 14,788,765
   U S  treasury securities                                                11,791,914
   Trade and other receivables                                                509,005          119,707
   Prepaid expenses and other current assets                                   42,551          120,777
                                                                         ------------     ------------
               Total current assets                                        12,836,237       15,029,249

Notes receivable from EDSS                                                     --              988,000
Wireless frequency license and acquisition costs, net of accumulated
   amortization of $403,471 and $311,797, respectively                      2,798,618        2,720,102
Transmission and related equipment, net of accumulated
   amortization of $325,997 and $226,577, respectively                      1,117,001        1,175,521
Leasehold improvements, office equipment and service vehicles, net
   of accumulated depreciation of $388,644 and $282,813, respectively         480,975          394,088
Intangible assets, net of accumulated amortization
   of $210,672 and $102,251, respectively                                   3,483,872          398,096
Investments                                                                   420,827          608,800
Deposits and other assets                                                     450,789          269,696
                                                                         ------------     ------------
               Total Assets                                              $ 21,588,319     $ 21,583,552
                                                                         ============     ============
                      LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
   Accounts payable and accrued expenses                                 $  1,360,094     $    665,448
   Due to related parties                                                      93,390           50,000
   Current maturities of long-term debt                                       442,520          443,369
                                                                         ------------     ------------
               Total current liabilities                                    1,896,004        1,158,817
                                                                         ------------     ------------

Long-term debt                                                                 47,000          232,247
Due to related parties                                                        321,907           --

Commitments

Stockholders' equity:
   Preferred stock                                                             --               --
   Common Stock $ 01 par value: 20,000,000 shares authorized;
      3,253,000 shares issued and outstanding                                  32,530           32,530
   Additional paid-in capital                                              22,421,173       22,421,173
   Accumulated deficit                                                     (3,130,295)      (2,261,215)
                                                                         ------------     ------------
               Total stockholders' equity                                  19,323,408       20,192,488
                                                                         ------------     ------------
               Total liabilities and stockholders' equity                $ 21,588,319     $ 21,583,552
                                                                         ============     ============

See accompanying notes to condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)


                                            For the Three Months        For the Six Months
                                               Ended April 30,            Ended April 30,
                                          ------------------------    ------------------------
                                             1997          1996          1997          1996
                                          ----------    ----------    ----------    ----------
Revenue:
   Services                               $  839,394    $  298,166    $1,345,398    $  563,522
   Interest income                           156,869       292,672       352,625       587,534
                                          ----------    ----------    ----------    ----------
               Total revenue                 996,263       590,838     1,698,023     1,151,056
                                          ----------    ----------    ----------    ----------
Expenses:
   Cost of services                          340,941       167,524       681,864       348,917
   Market development                        168,157       196,513       325,970       436,172
   Professional fees                         164,512        75,398       267,846       140,234
   General and administrative                411,658       218,943       853,850       395,545
   Depreciation and amortization             220,314       139,068       405,346       267,236
   Interest                                   19,203        21,353        32,227        46,514
                                          ----------    ----------    ----------    ----------
               Total expenses              1,324,785       818,799     2,567,103     1,634,618
                                          ----------    ----------    ----------    ----------
               Net loss                   $  328,522    $  227,961    $  869,080    $  483,562
                                          ==========    ==========    ==========    ==========
Net loss per common share                 $     0.10    $     0.07    $     0.27    $     0.15
                                          ==========    ==========    ==========    ==========
Weighted average number of common
   shares outstanding                      3,253,000     3,253,000     3,253,000     3,253,000
                                          ==========    ==========    ==========    ==========

See accompanying notes to condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)


                                                                               Six Months
                                                                             Ended April 30,
                                                                      ----------------------------
                                                                          1997             1996
                                                                      ------------     -----------
Cash flows from operating activities
   Net loss                                                           $   (869,080)    $  (483,562)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                     405,346         267,236
         Accretion of interest income                                     (298,014)        (17,537)
         Gain on sale of vehicles                                            --             (1,352)
   Changes in assets and liabilities:
      Due from related parties                                              73,000          47,350
      Trade receivables and other receivables                             (197,978)       (164,182)
      Prepaid expenses and other current assets                             14,171           2,303
      Deposits and other assets                                           (169,649)         35,687
      Accounts payable and accrued expenses                                330,320        (161,752)
      Due to related parties                                                43,390          70,000
                                                                      ------------     -----------
               Net cash used in operating activities                      (668,494)       (405,809)
                                                                      ------------     -----------
Cash flows from investing activities:
   Wireless frequency license and acquisition costs                       (170,190)       (187,091)
   Acquisition of transmission and related equipment                       (40,900)       (140,619)
   Acquisition of leasehold improvements, office equipment and
      service vehicles                                                    (192,718)        (50,814)
   Proceeds on sale of vehicles                                              --             41,130
   Purchases of U.S. treasury securities                               (11,693,040)          --
   Proceeds from redemption of U.S. securities                             199,140           --
   Acquisition of EDSS                                                  (1,543,700)          --
                                                                      ------------     -----------
               Net cash used in investing activities                   (13,441,408)       (337,394)
                                                                      ------------     -----------
Cash flows from financing activities:
   Increase in notes receivable EDSS                                         --           (200,000)
   Principal payments of long-term debt                                   (186,096)       (255,745)
                                                                      ------------     -----------
               Net cash used in financing activities                      (186,096)       (455,745)
                                                                      ------------     -----------
Net decrease in cash and cash equivalents                              (14,295,998)     (1,198,948)
Cash and cash equivalents, beginning of period                          14,788,765       4,888,240
                                                                      ------------     -----------
               Cash and cash equivalents, end of period               $    492,767     $ 3,689,292
                                                                      ============     ===========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                             $     32,227     $    46,514
                                                                      ============     ===========

See accompanying notes to condensed consolidated financial statements.

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

3.    Acquisition of EDSS

      On December 13, 1996, the Company exercised a warrant and an option to purchase shares of the common stock of Electronic Data Submission Systems, Inc. ("EDSS"), which when combined with its existing share ownership represents 50% of the outstanding common stock and, pursuant to the EDSS Shareholders Agreement dated as of July 25, 1996, control of EDSS. The aggregate purchase price for the purchase of EDSS shares was $1,887,500 of which an aggregate of $887,500 was paid to EDSS and $1,000,000 was paid to Joseph D. Truscelli, a principal stockholder of EDSS and President of EDSS. With the proceeds received from the Company, EDSS acquired a non-interest-bearing $1,000,000 note payable to a former stockholder for $775,000. The acquisition has been accounted for under the purchase method of accounting and the results of operations from the date of purchase have been reflected in the consolidated statement of operations. The purchase price has been allocated principally to intangible assets (goodwill) and is being amortized over 15 years.

Notes to Condensed Consolidated Financial Statements
(unaudited), Continued

      The unaudited consolidated results of operations on a pro forma basis as though EDSS had been acquired as of the beginning of fiscal year 1996 are as follows:

                                                           Six months ended
                                                              April 30,
                                                      --------------------------
                                                         1997            1996
                                                      ----------      ----------
       Revenues                                       $1,939,000      $2,208,000
       Net loss                                          909,000         707,000
       Net loss per weighted average number of
          common shares outstanding                         0.28            0.22

      The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the above date, nor are they necessarily indicative of future operating results.

4.    Potential Sale of SFTV

      On February 26, 1997, the registrant and its wholly-owned subsidiary, South Florida Television, Inc. ("SFTV") entered into an Agreement and Plan of Reorganization, as amended, (the "Merger Agreement") with BellSouth Corporation ("BellSouth") and its wholly-owned subsidiary, Bell South South Florida Merger Subsidiary, Inc. ("BellSouth Sub"), pursuant to which BellSouth Sub will merge into SFTV, SFTV will become a wholly-owned subsidiary of BellSouth and the registrant will receive an aggregate of $48 million (before expenses) in BellSouth common stock (the "Merger"). The Merger Agreement provides for usual conditions of closing and receipt of certain approvals from the Federal Communications Commission. The Merger, which is expected to close by mid-summer 1997, will be treated as a tax-free reorganization, except as to the cash received.

5.    Consulting Agreements

      On April 1, 1997, the Company entered into a one year consulting agreement with BellSouth to provide expertise in the wireless communication industry for a monthly fee of $50,000.


Continued                                                                      7

Notes to Condensed Consolidated Financial Statements
(unaudited), Continued

      On February 28, 1997, the Company entered into a consulting agreement with Michael J. Specchio, Inc. ("MJS Inc.") which is owned and managed by Michael J. Specchio, Chairman of the registrant, and simultaneously terminated its employment agreement, as amended, with Mr. Specchio. Under said consulting agreement, MJS Inc. is retained as a consultant and is obliged to provide the services of Mr. Specchio on substantially a full-time basis for a term ending September 2001 for annual compensation of $180,000, on substantially the same terms as Mr. Specchio was previously employed under such employment agreement. Under the consulting agreement, MJS Inc. also has the same severance benefits as previously provided to Mr. Specchio.

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

            The Company has acquired rights to build and operate a wireless cable system in Miami, Florida, as well as a satellite programming uplink facility in the same area. The Company also seeks to support, finance and acquire new technologies for the wireless cable industry and to secure and assemble rights to frequencies in other markets. The Company has also acquired interests in an educational programming distribution business and an electronic healthcare billing system company and may acquire or invest in other businesses.

            Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

Results of Operations

Six months ended April 30, 1997 as compared to six months ended April 30, 1996:

Service Revenue:
Service revenue increased from $563,522 for the six months ended April 30, 1996 to $1,345,398 for the six months ended April 30, 1997 as a result of increased revenues from TLC Communications, Inc. ("TLC"), a subsidiary acquired in August 1995, the addition of revenues of EDSS (as described below), a majority owned subsidiary acquired in December 1996, and commencement of a consulting agreement with a subsidiary of BellSouth Corporation.

Interest Income:
Interest income decreased from $587,534 for the six months ended April 30, 1996 to $352,625 for the six months ended April 30, 1997 primarily as a result of changes in cash and treasury securities balances and interest rates.

Cost of Services:
Cost of services increased from $348,917 for the six months ended April 30, 1996 to $681,864 for the six months ended April 30, 1997 as a result of increased operating costs and the acquisitions referred to above.

Market Development:
Market development expenses decreased from $436,172 for the six months ended April 30, 1996 to $325,970 for the six months ended April 30, 1997 as a result of less activity in the development of the Miami market due to the proposed sale of SFTV as described below.

Professional Fees:
Professional fees increased from $140,234 in the six months ended April 30, 1996 to $267,846 in the six months ended April 30, 1997 as a result of additional activity relating to subsidiaries and corporate actions.

General and Administrative:
General and administrative expense increased from $395,545 in the six months ended April 30, 1996 to $853,850 in the six months ended April 30, 1997 primarily as a result of increased business levels resulting from the acquisitions, the proposed sale and other costs.

Depreciation and Amortization:
Depreciation and amortization increased from $267,236 in the six months ended April 30, 1996 to $405,346 in the six months ended April 30, 1997 primarily as a result of the EDSS acquisition and acquisition of equipment for TLC.

Interest Expense:
Interest expense decreased from $46,514 in the six months ended April 30, 1996 to $32,227 in the six months ended April 30, 1997 due to principal repayment of long-term debt.

Net Loss:
As a result of the foregoing events, net loss increased from $483,562 in the six months ended April 30, 1996 to $869,080 in the six months ended April 30, 1997.

Liquidity and Capital Resources

            The Company has funded its operations with the net proceeds from a $500,000 private placement in 1993 of the Company's Series A Preferred Stock and its initial public offering in 1994 of 2,000,000 shares of Common Stock aggregating, after payment of offering costs, approximately $22,000,000. The proceeds have been used and are currently reserved to fund construction and development of its wireless cable systems in the Miami market, acquisitions of wireless cable frequency rights, development of its other businesses and development and acquisition of new technologies and businesses in other area. Such amount, with interest thereon, is expected to be sufficient to implement this business plan through October 1998, or for a shorter period if the Company determines to invest a substantial portion of its assets in major acquisitions or equity investments. The development of wireless cable systems entails substantial capital investment and will require additional funding. The future availability and terms of equity and debt financing to meet future capital needs could force the Company to modify, curtail, delay or suspend some or all aspects of its planned operations. As discussed below, the Company has agreed to sell its wireless cable assets in the Miami market, and, upon completion of the sale, will reallocate its capital to development of its other businesses or to acquisitions.

            The Company has obtained rights to a sufficient number of frequencies in Miami, Florida to commence development of a wireless cable system when digital technology becomes available on an economic basis. The Company believes that the overall cost of developing such a system in Miami would be in excess of $100,000,000, and the initial capital investment required, including acquisition and early phase construction costs, is estimated to be from $10,000,000 to

$13,000,000. The actual capital investment requirements for developing any markets may vary substantially from such estimates depending upon which frequencies are actually acquired, the technical configuration of the transmission systems, and regulatory issues. The balance of the required capital will be invested as subscribers are added. There can be no assurance that the Company can develop the Miami market, and, as discussed below, the Company has agreed to sell its wireless cable assets in the Miami market.

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

            Development of markets in which the Company has already acquired rights, including acquisition of the additional frequencies and other related assets which may be necessary to make development feasible, would use substantially all its capital. The Company also may acquire additional, as yet unidentified wireless frequencies or assets; however, there can be no assurance it will acquire any of them. If it does not sell its interests in the Miami market, as discussed below, the Company plans to use its assets to develop Miami, and will seek additional capital to develop Miami and other markets in which it may acquire interests through equity or debt financing, joint ventures or other arrangements. The Company may sell frequencies to finance development or acquisition of other markets. The failure to obtain additional funds on a timely basis could have a material adverse affect on the Company and its business and, if such financing is not available, the Company may be obliged to modify or curtail its operations. The Company believes it will be able to undertake limited development of Miami (that is, with less rapid construction and less extensive marketing) without such additional financings or strategic alliances and also make other acquisitions or investments.

            On February 26, 1997, the Company and its wholly-owned subsidiary, South Florida Television, Inc. ("SFTV") entered into an Agreement and Plan of Reorganization, as amended, (the "Merger Agreement") with BellSouth Corporation ("BellSouth") and its wholly-owned subsidiary, BellSouth South Florida Merger Subsidiary, Inc. ("BellSouth Sub"), pursuant to which BellSouth Sub will merge into SFTV, SFTV will become a wholly-owned subsidiary of BellSouth and the Company will receive an aggregate of $48 million (before expenses) in BellSouth common stock (the "Merger"). The Merger Agreement provides for usual conditions of closing and receipt of certain approvals from the Federal Communications Commission. The Merger, which is expected to close by early summer 1997, will be treated as a tax-free reorganization. If the Merger is completed as proposed, the Company will have approximately $60 million in cash and BellSouth securities, as well as its full-service teleport and satellite uplink facility in Miami; its 50 percent interest in EDSS (as described below), a provider of software which enables physicians to transmit electronically health care claims to over 350 insurance companies; its investment in an educational video programming distributor; its specialized communications truck company; and its strategic alliance with Spike Technologies, which has developed bidirectional point-to-multipoint microwave antenna technology. The Company has not yet determined whether it will sell such BellSouth securities in the near future or how it will invest the proceeds of any such sale.

            On December 13, 1996, the Company exercised a warrant and an option to purchase additional shares of the common stock of Electronic Data Submission Systems, Inc. ("EDSS"), which when combined with its existing share ownership represents 50% of the outstanding common stock and, pursuant to the EDSS Shareholders Agreement, dated as of July 25, 1996, control of EDSS. The aggregate purchase price for the purchase of EDSS shares was approximately $1,887,500 of which an aggregate of $887,500 was paid to EDSS and $1,000,000 was paid to Joseph D. Truscelli, a principal stockholder and President of EDSS. With the proceeds received from the Company, EDSS acquired a non-interest-bearing $1,000,000 note payable to a former stockholder for $775,000. In addition, pursuant to a loan agreement between EDSS and the Company, dated June 9, 1995, the Company has outstanding loans to EDSS of approximately $988,000, which have been eliminated from the balance sheet in consolidation.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

            At its Annual Meeting of Stockholders on June 10, 1997, the Company's stockholders approved and ratified the following actions:

                                                 Number of Votes Number of Votes
                                                        For          Withheld
                                                 --------------- ---------------
1. Amendment of Certificate of Incorporation:

(a) to provide for the election of directors
    to staggered terms and for certain related
    matters .......................................  1,890,223       407,377

(b) to broaden the indemnity of directors and
    officers ......................................  2,110,143       187,457

                                                 Number of Votes Number of Votes
                                                        For         Witheld
                                                 --------------- --------------
  (c) to provide standards for the Board of
      Directors in evaluating certain offers ......   1,993,023      304,577

  (d) to require that stockholder actions
      may only be taken at an annual or special
      meeting of stockholders and may not be
      taken by written consent ....................    1,860,043      437,557

  (e) to require that certain sections of the
      Certificate of Incorporation may
      only be amended by the affirmative vote
      of at least 75% of the total number of the
      then outstanding shares of
      capital stock of the Company ................   1,827,223      470,377

2. Amendment of By-Laws:
   (a) to provide for the election of directors to
       staggered terms ............................   1,884,223      413,377

   (b) to provide for the removal of directors only
       for "cause" ................................   1,964,933      332,667

3. Election of Directors:

   The following individuals were elected as directors of the Corporation:

   Terrence S. Cassidy - Class III ................   2,278,800      112,900

   Michael J. Specchio - Class II .................   2,278,800      112,900

   Thomas R. DiBenedetto - Class III ..............   2,278,800      112,900

   Louis B. Lloyd - Class I .......................   2,278,800      112,900

   Michael A. McManus, Jr. - Class II .............   2,278,800      112,900

to serve, in the case of Class I director until the 1998 Annual Meeting of Stockholders, in the case of the Class II directors until the 1999 Annual Meeting of Stockholders, in the case of the Class III directors until the 2000 Annual Meeting of Stockholders, and, in each case, until their respective successors have been elected and have qualified.

            4. 2,381,750 shares of all shares entitled to vote were voted in favor of, and 9,950 votes were withheld for, the appointment of Coopers & Lybrand L.L.P. as independent auditors of the Corporation until the next Annual Meeting of Stockholders.

Item 5.     Other Information.

            On April 1, 1997, the registrant entered into a consulting agreement with BellSouth Wireless Cable, Inc., a subsidiary of BellSouth ("BellSouth Wireless") pursuant to which BellSouth Wireless retained the registrant as a consultant for one year for annual compensation of $600,000.

Item 6.  Exhibits and Reports on Form 8-K.

                        (a)   Exhibits
                              Exhibit 3.1(a) - Amendment to Certificate of
                              Incorporation*
                              Exhibit 3.1(b) - Amendment to By-Laws, dated June 10, 1997*
                              Exhibit 10.39 - Consulting Agreement, dated April 1, 1997, between the registrant and BellSouth Wireless Cable, Inc.
                        (b)   Reports on Form 8-K.
                              None

----------

* Incorporated by reference to Appendices I and II to the Schedule 14A of the registrant, as amended, dated April 3, 1997.

                                  SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 12, 1997
                                                 NATIONAL WIRELESS HOLDINGS INC.
                                                 -------------------------------
                                                          (Registrant)


             By: /s/ Terrence S. Cassidy
                 ---------------------------------------------------------------
                 Terrence S. Cassidy, President and Principal Accounting Officer