Form 10-Q
period 1997-07-31
NATIONAL WIRELESS HOLDINGS INC
filed 1997-09-15
CIK 915016

                             FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934



    For the quarterly period ended        JULY 31, 1997
                                   -------------------------------

   Commission file number:          0-23598
                          ---------------------------------------------


                     NATIONAL WIRELESS HOLDINGS INC.
         ------------------------------------------------------

         (Exact name of registrant as specified in its charter)

            DELAWARE                                13-3735316
   --------------------------------------    ----------------------------
    (State or other jurisdiction                 (IRS Employer
    of incorporation)                            Identification No.)


  249 ROYAL PALM WAY, SUITE 301, PALM BEACH, FLORIDA         33480
  --------------------------------------------------     ---------------
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

    Common Stock, $.01 par value: 3,283,000 shares as of September 12, 1997.

NATIONAL WIRELESS HOLDINGS INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

                                                                                PAGE(S)
                                                                               ----------
Condensed Consolidated Balance Sheets as of July 31, 1997
   and October 31, 1996                                                             3

Condensed Consolidated Statements of Operations for the three months and
   nine months ended July 31, 1997 and 1996                                         4

Condensed Consolidated Statements of Cash Flows for the nine months ended
July 31, 1997 and 1996                                                              5

Notes to Condensed Consolidated Financial Statements                               6-8


NATIONAL WIRELESS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

                                                                                        July 31,            October 31,
                                                                                          1997                 1996
                                                                                    -----------------    -----------------
                                           ASSETS:
Current assets:
   Cash and cash equivalents                                                         $   23,849,790       $   14,788,765
   Marketable securities                                                                 48,811,922                   --
   Trade and other receivables                                                              995,128              119,707
   Prepaid expenses and other current assets                                                 34,015               47,777
   Due from related parties                                                               1,178,094               73,000
                                                                                    ---------------       --------------
Total current assets                                                                     74,868,949           15,029,249
Notes receivable from EDSS                                                                       --              988,000
Wireless frequency license and acquisition costs, net of accumulated
 amortization of $96,622 and $311,797, respectively                                         285,089            2,720,102
Transmission and related equipment, net of accumulated
 amortization of $286,497 and $226,577, respectively                                        896,032              117,552
Leasehold improvements, office equipment and service vehicles, net
 of accumulated depreciation of $540,356 and $282,813, respectively                         402,236              394,088
Intangible assets, net of accumulated amortization
 of $277,381 and $102,251, respectively                                                   3,417,163              398,096
Investments                                                                                 499,613              608,800
Deposits and other assets                                                                   187,291              269,696
                                                                                    ---------------       --------------
         Total Assets                                                               $    80,556,373       $   21,583,552
                                                                                    ===============       ==============

                              LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
    Accounts payable and accrued expenses                                           $     1,353,519       $      665,448
   Due to related parties                                                                   423,700               50,000
   Current maturities of long-term debt                                                     341,410              443,369
   Marketable securities - short sale                                                    13,968,000                   --
   Deferred income taxes                                                                 16,900,000                   --
                                                                                    ---------------       --------------
         Total current liabilities                                                       32,986,629            1,158,817
Long-term debt                                                                               40,245              232,247
Due to related parties                                                                      400,000                   --
                                                                                    ---------------       --------------
         Total liabilities                                                               33,426,874            1,391,064
Commitments
Stockholders' equity:
   Preferred stock                                                                               --                   --

   Common Stock $.01 par value:  20,000,000 shares authorized;
      3,283,000 and 3,253,000 shares issued and outstanding,
      respectively                                                                           32,830               32,530
   Additional paid-in capital                                                            22,647,372           22,421,173
   Retained earnings (accumulated deficit)                                               23,953,375           (2,261,215)
   Unrealized gains on marketable securities, net                                           495,922                   --
                                                                                    ---------------       --------------
         Total stockholders' equity                                                      47,129,499           20,192,488
                                                                                    ---------------       --------------
         Total liabilities and stockholders' equity                                 $    80,556,373       $   21,583,552
                                                                                    ===============       ==============

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

                                                        For the Three Months                   For the Nine Months
                                                           Ended July 31,                         Ended July 31,
                                                 -----------------------------------    ------------------------------------
                                                       1997                1996               1997                1996
                                                 ----------------    ---------------    -----------------    ---------------
Revenue:
   Services                                      $        964,862    $       286,931    $       2,310,260    $       874,465
   Interest income                                        194,830            337,137              547,455            900,659
   Dividend income                                        269,396                 --              269,396                 --
                                                 ----------------    ---------------    -----------------    ---------------
         Total revenue                                  1,429,088            624,068            3,127,111          1,775,124
                                                 ----------------    ---------------    -----------------    ---------------
Expenses:
   Cost of services                                       431,764            182,440            1,113,628            531,357
   Market development                                     129,452            222,975              455,422            659,147
   Professional fees                                      124,414             82,067              392,260            222,301
   General and administrative                             952,016            206,749            1,805,866            602,293
   Depreciation and amortization                          184,601            182,820              589,947            450,056
   Interest                                                19,687             11,674               51,914             58,188
                                                 ----------------    ---------------    -----------------    ---------------
         Total expenses                                 1,841,934            888,725            4,409,037          2,523,342
                                                 ----------------    ---------------    -----------------    ---------------
Loss from operations                                     (412,846)          (264,657)          (1,281,926)          (748,218)
Gain on sale of SFTV                                   44,396,516                 --           44,396,516                 --
                                                 ----------------    ---------------    -----------------    ---------------
         Income (loss) before
           provision for income taxes                  43,983,670           (264,657)          43,114,590           (748,218)
Provision for income taxes                             16,900,000                 --           16,900,000                 --
                                                 ----------------    ---------------    -----------------    ---------------
         Net income (loss)                       $     27,083,670    $      (264,657)   $      26,214,590    $      (748,218)
                                                 ================    ===============    =================    ===============
         Net income (loss) per common share      $           8.33    $         (0.08)   $            8.06    $         (0.23)
                                                 ================    ===============    =================    ===============
Weighted average number of common
  shares outstanding                                    3,253,000          3,253,000            3,253,000          3,253,000
                                                 ================    ===============    =================    ===============

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                    Nine Months
                                                                                   Ended July 31,
                                                                        ------------------------------------
                                                                              1997                 1996
                                                                        ---------------       --------------
Cash flows from operating activities
   Net income (loss)                                                    $    26,214,590       $     (748,218)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                                          589,947              450,056
         Deferred income taxes                                               16,900,000                   --
         Gain on sale of SFTV                                               (44,396,516)                  --
         Accretion of interest income                                          (306,100)                  --
         Gain on sale of vehicles                                                    --               (1,352)
   Changes in operating assets and liabilities                                 (700,096)            (246,484)
                                                                        ---------------       --------------
            Net cash used in operating activities                            (1,698,175)            (545,998)
                                                                        ---------------       --------------
Cash flows from investing activities:
   Wireless frequency license and acquisition costs                            (170,190)            (280,035)
   Acquisition of transmission and related equipment                            (40,900)            (269,500)
   Acquisition of leasehold improvements, office equipment and
      service vehicles                                                         (192,718)             (69,684)
   Proceeds on sale of vehicles                                                      --               41,130
   Purchases of U.S. treasury securities                                    (15,693,040)                  --
   Proceeds from redemption of U.S. treasury securities                      15,999,140                   --
   Increase in investments                                                      (78,786)                  --
   Proceeds from marketable securities - short sale                          13,652,000                   --
   Acquisition of EDSS                                                       (1,543,700)            (215,000)
   Other                                                                     (1,105,094)                  --
                                                                        ---------------       --------------
            Net cash provided by (used in) investing activities              10,826,712             (793,089)
                                                                        ---------------       --------------
Cash flows from financing activities:
   Principal payments of long-term debt                                        (293,961)            (332,744)
   Exercise of stock options                                                    226,449
                                                                        ---------------       --------------
            Net cash used in financing activities                               (67,512)            (332,744)
                                                                        ---------------       --------------
Net increase (decrease) in cash and cash equivalents                          9,061,025           (1,671,831)
Cash and cash equivalents, beginning of period                               14,788,765            4,888,240
                                                                        ---------------       --------------
            Cash and cash equivalents, end of period                    $    23,849,790       $    3,216,409
                                                                        ===============       ==============
Supplemental disclosure of cash flow information:
   Cash paid for interest                                               $        51,914       $       58,188
                                                                        ===============       ==============

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

2.   NET INCOME (LOSS) PER SHARE DATA:

     Net income (loss) per share is computed based on the income (loss) for the period divided by the weighted average number of common shares outstanding during the period. Common Stock equivalents are not reflected in the calculation since they are anti-dilutive.

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

     On September 10, 1997 the Company purchased an additional 5% of the common stock of EDSS from the President of EDSS for $750,000.


Continued

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED), CONTINUED

     The unaudited consolidated results of operations on a pro forma basis as though EDSS had been acquired as of the beginning of fiscal year 1996 are as follows:

                                                                Nine months ended
                                                                    July 31,
                                                         -----------------------------
                                                             1997             1996
                                                         ------------     ------------
     Revenues                                            $  3,243,000     $  2,461,000
     Net income (loss)                                     27,062,000         (930,000)
     Net income (loss) per weighted average number of
     common shares outstanding                                   8.31            (0.29)

     The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the above date, nor are they necessarily indicative of future operating results.

4.   SALE OF SFTV:

     On February 26, 1997, the registrant and its wholly-owned subsidiary, South Florida Television, Inc. ("SFTV") entered into an Agreement and Plan of Reorganization, as amended, (the "Merger Agreement") which became effective on June 27, 997 with BellSouth Corporation ("BellSouth") and its wholly-owned subsidiary, Bell South South Florida Merger Subsidiary, Inc. ("BellSouth Sub"), pursuant to which BellSouth Sub merged into SFTV. SFTV became a wholly-owned subsidiary of BellSouth and the registrant received an aggregate of $48 million in BellSouth common stock (the "Merger") which resulted in a gain of approximately $44.4 million. The Merger has been treated as a tax-free reorganization.

5.   CONSULTING AGREEMENTS:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED), CONTINUED

6.   DUE FROM RELATED PARTIES:

     On July 9, 1997 the Company loaned $1.1 million to an officer of the Company under a note receivable which bears interest at 8% and is due on July 9, 1998. The officer pledged 100,000 shares of the Company's common stock as collateral.

7.   EQUITY INCENTIVE PLAN AND BONUSES:

     On July 14, 1997, the Company adopted the 1997 Equity Incentive Plan covering 200,000 shares of Common Stock and approved the grant of five year options pursuant to the Company's 1993 Stock Option Plan and 1997 Equity Incentive Plan to purchase 50,000 shares of Common Stock, exercisable at $17.05 per share, and $200,000 cash bonuses to each of Terrence S. Cassidy, President and CEO of the Company, and Michael J. Specchio, Chairman of the Company.

                            PART I - FINANCIAL INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

    National Wireless Holdings Inc. (the "Company") is a strategic holding company which generally seeks to invest in and operate wireless telecommunications and media companies in the United States and in emerging markets. The Company recently sold its rights to build and operate a wireless cable system in Miami, Florida, its principal wireless cable asset. The Company currently controls an electronic healthcare data interchange (EDI) company, a satellite programming uplink facility and an educational programming distribution business and may acquire or invest in other businesses. The Company also seeks to support, finance and acquire new technologies for the wireless telecommunications industry.

    The Company was incorporated in Delaware on August 31, 1993. The Company's fiscal year ends on October 31.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED JULY 31, 1997 AS COMPARED TO NINE MONTHS ENDED JULY 31, 1996:

SERVICE REVENUE:
Service revenue increased from $874,465 for the nine months ended July 31, 1996 to $2,310,260 for the nine months ended July 31, 1997 as a result of increased revenues from TLC Communications, Inc. ("TLC"), a subsidiary acquired in August 1995, the addition of revenues of EDSS (as described below), a majority owned subsidiary acquired in December 1996, and commencement of a consulting agreement with a subsidiary of BellSouth Corporation.

INTEREST AND DIVIDEND INCOME:
Interest income decreased from $900,659 for the nine months ended July 31, 1996 to $547,455 for the nine months ended July 31, 1997 primarily as a result of changes in cash and treasury securities balances and interest rates, and dividend income increased from $0 for the nine months ended July 31, 1996 to $269,396 for the nine months ended July 31, 1997 as a result of dividends paid on BellSouth common stock acquired in June 1997.

COST OF SERVICES:
Cost of services increased from $531,357 for the nine months ended July 31, 1996 to $1,113,628 for the nine months ended July 31, 1997 as a result of increased operating costs and the acquisitions referred to above.

MARKET DEVELOPMENT: Market development expenses decreased from $659,147 for the nine months ended July 31, 1996 to $455,422 for the nine months ended July 31, 1997 as a result of less activity in the development of the Miami market due to the sale of its South Florida wireless cable subsidiary as described below.

PROFESSIONAL FEES:
Professional fees increased from $222,301 in the nine months ended July 31, 1996 to $392,260 in the nine months ended July 31, 1997 as a result of additional activity relating to subsidiaries and corporate actions.

GENERAL AND ADMINISTRATIVE: General and administrative expense increased from $602,293 in the nine months ended July 31, 1996 to $1,805,866 in the nine months ended July 31, 1997 primarily as a result of increased business levels resulting from the acquisitions, the sale of its South Florida wireless cable subsidiary, an aggregate of $400,000 in bonuses to senior executives and other costs.

DEPRECIATION AND AMORTIZATION:
Depreciation and amortization increased from $450,056 in the nine months ended July 31, 1996 to $589,947 in the nine months ended July 31, 1997 primarily as a result of the EDSS acquisition and acquisition of equipment for TLC.

INTEREST EXPENSE:
Interest expense decreased from $58,188 in the nine months ended July 31, 1996 to $51,914 in the nine months ended July 31, 1997 due to principal repayment of long-term debt.

NET LOSS FROM OPERATIONS: As a result of the foregoing events, loss from operations increased from $748,218 in the nine months ended July 31, 1996 to $1,281,926 in the nine months ended July 31, 1997.

NET INCOME:
Net income increased from a loss of ($748,216) for the nine months ended July 31, 1996 to $26,214,590 for the nine months ended July 31, 1997 as a result of the foregoing events and a $44,396,516 gain on the sale of the Company's South Florida wireless cable subsidiary, less a $16,900,000 provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    The Company funds its operations with the net proceeds from its initial public offering in 1994 of 2,000,000 shares of Common Stock aggregating, after payment of offering costs, approximately $22,000,000 and the recent sale of its South Florida wireless cable subsidiary for $48 million in BellSouth Common Stock. The proceeds have been used and are currently reserved to fund acquisitions of wireless telecommunications assets, additional EDI (electronic data interchange) investments, media businesses, development of its other businesses and development and acquisition of new technologies and businesses in other areas. Such amount, with interest thereon, is expected to be sufficient to implement this business plan through October 1999, or for a shorter period if the Company determines to invest a substantial portion of its assets in major acquisitions or equity investments. Following completion of the sale of its wireless cable assets in the Miami market, the Company has allocated its capital to development of its other businesses and to acquisitions.

    As of July 31, 1997, the Company had approximately $60 million in net cash and marketable BellSouth common stock (of which $4,267,900 is reserved for payment in October 1997 of a $1.30 per share dividend to common stock holders of record on September 12, 1997), as well as its full-service teleport and satellite uplink facility in Miami; its interest in EDSS (as described below), a provider of software which enables physicians to transmit electronically health care claims to over 350 insurance companies; its investment in an educational video programming distributor; and its strategic alliance with Spike Technologies, which has developed bidirectional point-to-multipoint microwave antenna technology. The Company has not yet determined whether it will sell such BellSouth securities in the near future or how it will invest the proceeds of any such sale. Prior to completion of the sale of its South Florida subsidiary to BellSouth, the Company sold 300,000 shares of BellSouth common stock short as a hedge and received approximately $13.8 million in cash proceeds from such sale.

    On September 10, 1997, the Company purchased for $750,000 from a stockholder an additional 5% of the common stock of Electronic Data Submission Systems, Inc. ("EDSS"), which when combined with its existing share ownership represents 55% of the outstanding common stock and control of EDSS. In addition, pursuant to a loan agreement between EDSS and the Company, dated June 19, 1995, the Company has outstanding loans to EDSS of approximately $988,000, which have been eliminated from the balance sheet in consolidation. The Company may invest additional amounts in EDSS to finance its sales growth.

    The Company may, when and if the opportunity arises, acquire or invest in other businesses in the wireless telecommunications industry, media businesses or in unrelated areas. If such an opportunity arises, the Company may use a portion of its funds for that purpose. The Company has no specific arrangements with respect to any such acquisitions or investments at the present time and is not currently involved in any negotiations with respect to any such acquisition. There can be no assurance that any such acquisitions or investments will be made.


                             PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

              Not applicable.


ITEM 2.  CHANGES IN SECURITIES.

              Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

              Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


ITEM 5.  OTHER INFORMATION.


    On June 23, 1997, the Company entered into indemnification agreements with each director providing for indemnification of the directors against certain liabilities arising out of their services to the Company.

    On July 9, 1997, the Company loaned $1.1 million to Michael J. Specchio pursuant to a one-year term note secured by the pledge of 100,000 shares of the registrant's Common Stock.

    On July 14, 1997, the Company adopted the 1997 Equity Incentive Plan covering 200,000 shares of Common Stock and approved the grant of five year options pursuant to the Company's 1993 Stock Option Plan and 1997 Equity Incentive Plan to purchase 50,000 shares of Common Stock, exercisable at $17.05 per share, and $200,000 cash bonuses to each of Terrence S. Cassidy, President and CEO of the Company, and Michael J. Specchio, Chairman of the Company.

    On September 10, 1997, the Company purchased for $750,000 from Joseph D. Truscelli, President of EDSS, an additional 5% of EDSS common stock, which when combined with its existing share ownership represents 55% of the outstanding common stock and control of EDSS. In addition, the Company entered into a Restated Stockholders Agreement with EDSS and Joseph D. Truscelli.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

              (a)  Exhibits:
                   Exhibit 40 - Form of Director Indemnification Agreement
                   Exhibit 41 - (a) Secured Term Note
                                (b) Pledge Agreement, dated July 9, 1997
                   Exhibit 42 - 1997 Equity Incentive Plan
                   Exhibit 43 -Restated Stockholders Agreement, dated September 10, 1997, between the Company, Joseph D. Truscelli and Electronic Data Submission Systems, Inc.
              (b)  Reports on Form 8-K:
                   Form 8-K dated June 27, 1997, as amended.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 15, 1997
                                           NATIONAL WIRELESS HOLDINGS INC.
                                           -------------------------------------
                                                      (Registrant)


                                       By:  /s/ Terrence S. Cassidy
                                            --------------------------------
                                            Terrence S. Cassidy, President and
                                            Principal Accounting Officer