Form 10-K405
period 1997-10-31
NATIONAL WIRELESS HOLDINGS INC
filed 1998-01-29
CIK 915016

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 1997
                         Commission file number 0-23598

                        NATIONAL WIRELESS HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  13-3735316
     (State or other jurisdiction of           (IRS Employer Identification No.)
              incorporation)

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

                                  Yes _X_ No__

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X.

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $34,500,000 as of January 26, 1998 based upon the last sales price per share of the Registrant's Common Stock, as reported on the Nasdaq Small Cap Market on such date. As of January 26, 1998, 3,283,000 shares of Common Stock, $.01 par value, of the Registrant were outstanding.

    Portions of Registrant's Proxy Statement for use in connection with the Annual Meeting of Stockholders scheduled to be held April 17, 1998 are incorporated by reference into Part III of this report, to the extent set forth therein, if such Proxy Statement is filed with the Securities and Exchange Commission or before February 28, 1998. If such Proxy Statement is not filed by such date, the information required to be presented in Part III will be filed as an amendment to this report. The exhibits for this Form 10-K are listed on Page
      .

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        NATIONAL WIRELESS HOLDINGS INC.
                                   FORM 10-K
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
Part I
           Item 1.     Business                                                                                       1
           Item 2.     Properties                                                                                    19
           Item 3.     Legal Proceedings                                                                             19
           Item 4.     Submission of Matters to a Vote of Security Holders                                           20
Part II
           Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters                     20
           Item 6.     Selected Financial Data                                                                       21
           Item 7.     Management's Discussion and Analysis of Financial Condition and Results of                    22
                       Operations
           Item 8.     Consolidated Financial Statements                                                             25
           Item 9.     Changes in and Disagreements on Accounting and Financial Disclosure                           25
Part III
           Item 10.    Directors and Executive Officers of the Registrant                                            26
           Item 11.    Executive Compensation                                                                        26
           Item 12.    Security Ownership of Certain Beneficial Owners and Management                                26
           Item 13.    Certain Relations and Related Transactions                                                    26
Part IV
           Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                              27

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    National Wireless Holdings Inc. ("NWH" or the "Company"), a Delaware corporation organized on August 31, 1993, is a holding and strategic resource company for telecommunications and other businesses. The Company currently operates an electronic data interchange company, providing links between healthcare providers and third party payors. In addition, the Company operates a satellite programming uplink facility, an educational programming distribution company and other early stage businesses. The Company also seeks to support, finance and acquire new businesses and technologies in the telecommunications and other industries. The Company recently acquired an interest in a company organized to purchase a British telecommunications company, and may acquire or invest in other businesses.

    In June 1997, the Company sold its wireless cable assets in Miami Florida in exchange for $48 million of common stock of BellSouth Corporation.

    On September 10, 1997, the Company acquired additional shares of Electronic Data Submission Systems, Inc. ("EDSS") from a stockholder, which when combined with its existing share ownership represents 55% of the outstanding common stock and control of EDSS. The Company acquired its interest in EDSS first as a lender and then through exercise of a warrant and an option to purchase shares of EDSS common stock.

    The Company's executive offices are located at 249 Royal Palm Way, Suite 301, Palm Beach, Florida 33480, telephone: (407) 822-9933.

ELECTRONIC DATA INTERCHANGE

    -- GENERAL

    NWH owns 55% of the capital stock of and manages EDSS. EDSS provides electronic data interchange ("EDI") services and healthcare information management services to the healthcare market. The market includes physicians, hospitals, clinics, billing services, commercial insurance companies, managed care organizations, preferred provider organizations, state and federal governmental agencies and others (collectively, "Payors"). EDSS provides healthcare EDI services on a real-time and batch-processing basis by utilizing its proprietary software HECET Systems-Registered Trademark-. This software allows medical providers and Payors to communicate electronically the information needed to process and expedite the payment of insurance claims, physician referrals and insurance authorizations. HECET
Systems-Registered Trademark- will also check patient eligibility and provide comprehensive reporting on those claims. The EDSS private transaction network is directly connected to over 4,000 physicians, and has direct or gateway access to 540 Payors.

    EDSS was incorporated in Colorado on January 7, 1991 and was reincorporated in Delaware on September 10, 1997.

    -- INDUSTRY BACKGROUND

    The rapid expansion of the healthcare industry over the last decades led to a significant increase in the number of claims and the complexity of the processing of claims for reimbursement by Payors. These claims are still largely processed on paper, a cumbersome, costly and inaccurate method. Recent advances in computer software, telecommunications and microprocessor technology facilitate the development of on-line, real-time systems that electronically capture and transmit information, replacing the recording and processing of transaction information on paper. In addition to offering greater convenience, these electronic systems reduce processing costs, settlement delays and losses from fraudulent transactions.

    Health care providers initiate electronic transaction processing through dedicated point-of-service terminals, stand-alone software or software integrated with the provider's management information system. The submission of claims occurs by providers aggregating and editing claims throughout the day at the provider's office and submitting them electronically to EDSS or its competitors in batch. Claims are sorted, formatted and edited a second time by EDSS or its competitors and are then forwarded electronically to the Payor. The claim is processed by the Payor and the adjudicated response is transmitted back to the provider. To the extent required, the Payor then sends a check to the provider or, in certain circumstances, initiates an electronic funds transfer to the provider's account.

    EDSS believes EDI transaction processing offers a number of benefits to Payors and providers. The elimination or reduction of paper-based transactions significantly lowers claims processing costs of Payors, and on-line encounter and referral information provides more efficient medical cost management for managed care organizations. In addition, Payors are able to more easily detect fraud and screen for unusual utilization trends. Errors in transcriptions by Payor examiners are virtually eliminated. From the health care providers' standpoint, information pertaining to authorization and reimbursement can be more easily accessed and transmitted. By processing claims electronically, providers also reduce overhead costs and staff time and improve accounts receivable management.

    The recent growth of managed care and governmental health care cost containment efforts have increased the use of real time transaction processing by hospitals and physicians. Certain state Medicaid programs permit providers to electronically verify Medicaid eligibility on a real-time basis, and certain managed care companies have encouraged their provider networks to utilize real-time EDI for authorizations, encounter reports and referrals. EDSS believes that there are significant opportunities for further expansion of EDI transactions to the health care market, for claims processing, as performed currently, for managed care client identification, for clinical and for other purposes.

    -- BUSINESS STRATEGY

    EDSS's strategy is to grow as a provider of EDI services in the healthcare market by expanding the number of markets it serves and broadening the EDI services provided. The key elements of this strategy include:

    - CONTINUE TO DEVELOP MARKETING AT THE PROVIDER LEVEL. EDSS intends to expand business through aggressive marketing at the provider level with its user friendly HECET Systems-Registered Trademark-. By installing its own software product, HECET Systems-Registered Trademark-, EDSS maintains a competitive advantage via direct relationships with each individual physician or other health service provider's office. The vast majority of present market connectivity emanates from systems vendors that forward the transactions to a clearinghouse. The direct site connectivity created by HECET Systems-Registered Trademark- affords EDSS a quick and easy way to add EDI functionality to its client's offices while also providing technical interfaces to its installed system environment. HECET Systems-Registered Trademark- provides an installed proprietary software presence for EDSS, thereby reducing the likelihood that its services will be replaced with a competing product or service. EDSS provides flexible formatting and mapping capabilities matching current hardware and software used by or available to providers. With a broader base of providers, EDSS expects to expand its network of Payers serviced.

    - EXPAND INTO ADDITIONAL MARKETS. In pursuit of greater market share, EDSS plans to expand beyond its current operations in Colorado, Florida, Texas, and Illinois by opening offices in the tri-state area of New York/New Jersey/Connecticut and other densely populated areas throughout the country. In addition, EDSS will pursue an aggressive program to capture high transaction volume systems vendors, billing services and the new breed of internet claims aggregators. Both the current claims mining and after-market sales activities will also be expanded to maximize revenues, from each installed site.

    - PURSUE STRATEGIC ACQUISITIONS AND ALLIANCES. EDSS will seek acquisitions of or alliances with other EDI businesses in order to achieve greater economies of scale and to remain a cost effective provider of transaction processing services. EDSS will target for acquisition or alliances companies with profitable transaction volumes and revenue producing technologies.

    - INCREASE THE SERVICES PROVIDED ELECTRONICALLY TO HEALTH CARE INDUSTRY PARTICIPANTS. The Company believes that much of the information that flows from and among each of the various participants in the health care market can be transmitted electronically with greater efficiency and cost effectiveness. EDSS plans to expand its services to include more adjudication capabilities and eventually eligibility and benefits verification, referrals, authorizations, enrollment capabilities, electronic remittance advice and electronic funds transfer, in addition to existing eligibility and referral capabilities Expanded real-time capacity will be necessary in order to report on the status of claims, gather and link clinical data with claims processing, and provide comparative data for providers who wish to subscribe to these optional services.

    -- COMPANY SERVICES

    EDSS' EDI services for third-party Payors, providers and billing services include: electronic submission of claims, encounters, patient eligibility, referrals and authorizations, claims status inquiry and remittance advice, and customized reporting capabilities.

    TRANSACTION PROCESSING. EDSS is a substantial processor of commercial third-party Payor claims and plans to enhance its electronic network by increasing connections with health care providers and Payors across the United States. Network transactions are predominantly used to process reimbursement claims in traditional fee-for-service commercial or government Payor systems and to process encounter data in capitated environments. To submit claims, providers collect data throughout the day using software provided by EDSS and then electronically forward these claims in bulk to EDSS. EDSS electronically collects and verifies receipt of the claims, performs Payor specific edits and reformatting required to conform to a particular Payor's specifications, aggregates daily transactions by Payor and transmits claims to Payors based upon each Payor's chosen communications protocols. EDSS processed an aggregate of approximately 8 million commercial third-party Payor claims in the fiscal year ended September 30, 1997. EDSS' transaction network is connected with 540 of the approximately 1,500 commercial third-party Payors, including all of the top 20 commercial Payors (based upon the number of members covered by such third-party Payors).

    EDI INTERFACES. EDSS has developed a range of hardware and software interfaces to facilitate the adoption of EDI by providers and Payors.

    HECET SYSTEMS.-REGISTERED TRADEMARK- HECET Systems-Registered Trademark-, a proprietary PC-based software product, was developed by EDSS in 1993 and is designed with open Application Program Interfaces ("APIs"). The APIs are established at the operating system level and enable EDSS software to run on a wide variety of operating systems including DOS, UNIX and Windows. HECET Systems-Registered Trademark- functions as stand alone edit, formatting and communications software for providers and Payors. The stand alone version of HECET Systems-Registered Trademark- is offered directly to providers for a nominal price.

    PAYOR GATEWAY. EDSS has recently developed software to enable Payor organizations to participate in EDI without requiring the Payor to develop interface technology. EDSS' "Payor Gateway" software is designed to facilitate the movement of transactions to and from the Payors' software. The Payor Gateway manages telecommunications access, security and the retrieval of data and allows the Payor to participate in EDI with EDSS assuming the responsibility for interfacing the Payor Gateway software to the Payor's system.

    CUSTOMER SERVICE. As an adjunct to its transaction processing services, EDSS maintains customer service facilities with help desks for real-time customer inquiries. Client support employs a modern call tracking and response system which is directly connected to the processing center. Customer support services, available via telephone, are frequently included in the contract price for transaction processing services, but may also be billed separately, depending upon the specific contract terms. EDSS also offers other services, such as on-site product training and installation.

    -- SALES AND MARKETING

    EDSS develops and maintains Payor, provider and vendor relationships through its sales and marketing personnel located in five geographic regions. EDSS' primary sales and marketing strategy focuses on selling its services to organizations that have relationships with or access to a large number of providers. EDSS' services are also sold directly to providers.

    To market its claims processing services, EDSS develops relationships with third-party Payors and large submitters of claims. In addition, EDSS works closely with practice management system vendors to provide an integrated solution to providers. Real-time managed care EDI services are offered to providers either directly by EDSS' sales force or indirectly through commercial managed care organizations.

    -- CUSTOMERS

    The Company's principal customers consist of health care providers, such as physicians, hospitals, clinics and billing services, and third-party Payors, such as indemnity insurers, managed care organizations and state and federal governmental agencies. No customer accounted for 10% or more of the Company's revenues during fiscal 1997 or 1996.

    EDSS typically provides real-time services to customers under contracts that are not exclusive and generally do not guarantee a specific transaction volume or revenue stream. The pricing of EDSS' services is set under contracts typically having terms of one to three years, subject to a variety of early cancellation arrangements.

    EDSS' transactions include contracts with both Payors and claim submitters, including providers, practice management system vendors, clearinghouses, billing services and others. Submitter contracts with EDSS often contain exclusivity provisions whereby the submitter agrees to process the claim through EDSS if EDSS has network access to the Payor.

    -- OPERATIONS

    EDSS delivers its real-time services through an integrated electronic transaction processing system, which includes EDSS-designed software, host computer hardware, network management, switching services and the ability to interact with the customers' personal computers and a variety of point-of-service devices, most of which were originally designed by EDSS.

    EDSS' real-time host computer system consists of advanced computer networks designed and configured to operate 24 hours a day, seven days a week. These networks are configured to expand to meet increased transaction volume. The networks are designed and manufactured to accommodate a fault-tolerant, nonstop environment by maintaining on-line standby computers. The data center is further protected by uninterruptible power supply systems. The software and related data files are backed up nightly and stored off-site.

    EDSS' communications network consists of dedicated circuits, T-l facilities and dial modem ports, which facilitate electronic real-time communication among Payors, providers and other users of time-sensitive health care information. This communications network is designed to provide a low cost, multipath host access from a computer modem or point of service device with minimal delays and a high degree of accuracy and integrity. EDSS uses a number of different nationwide public communications networks to provide access to substantially all potential domestic customers.

    -- PROPRIETARY RIGHTS

    EDSS owns certain of the software and systems designs that it uses and has a limited, perpetual, nonexclusive, royalty-free license to use other software and systems designs, such as the point-of-service device designs. The Company also licenses certain other software from third parties.

    EDSS' success is dependent in part upon electronic transaction processing technology developed by EDSS. A combination of trade secret, copyright, trademark and contract protection is used to establish and protect that technology. There can be no assurance these legal protections and the precautions taken by EDSS will be adequate to prevent misappropriation of technology used by EDSS. In addition, the legal protections do not prevent independent third-party development of competitive technology.

    -- COMPETITION

    EDSS faces potential competition in the healthcare EDI market not only from other companies that are similarly specialized, but also from companies involved in other, more highly developed sectors of the electronic transaction processing market. Such companies could enter into, or focus more attention on, the healthcare transaction processing market as it develops. In addition, EDSS faces competition by selected providers bypassing EDSS' electronic network and going directly to the Payor. Many of EDSS' existing and potential competitors have greater financial, marketing and technological resources. EDSS' principal competitors include Envoy/NEIC, QuadraMed, HBO&Co, EDI USA and National Data Corp. There is no assurance that EDSS can continue to compete successfully with its existing and potential competitors in the health care EDI market.

    Factors influencing competition in the health care market include (i) compatibility with the provider's software and inclusion in practice management products, (ii) relationships with third-party Payors and managed care organizations and (iii) price and quality of service.

    -- GOVERNMENT REGULATION AND HEALTH CARE REFORM

    The United States Food and Drug Administration (the "FDA") is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act. Computer products are subject to regulation when they are used or are intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body. The FDA could determine in the future that any predictive aspects of EDSS' products make them clinical decision tools subject to FDA regulation. Compliance with these regulations could be burdensome, time consuming and expensive. EDSS also could become subject to future legislation and regulations concerning the development and marketing of health care software systems. These could increase the cost and time necessary to market new products and could affect EDSS in other respects not presently foreseeable. EDSS cannot predict the effect of possible future legislation and regulation.

    The confidentiality of patient records and the circumstances under which such records may be released for inclusion in EDSS' databases are subject to substantial regulation by state governments. These state laws and regulations govern both the disclosure and the use of confidential patient medical record information. Although compliance with these laws and regulations is at present principally the responsibility of the hospital, physician or other health care provider, regulations governing patient confidentiality rights are evolving rapidly. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of such information to implement security measures that may require substantial expenditures by EDSS. There can be no assurance that changes to state or federal laws will not materially restrict the ability of health care providers to submit information from patient records using EDSS' products.

    The health care industry is highly regulated and subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of health care organizations. EDSS' products are designed to function within the structure of the health care financing and reimbursement system currently being used in the United States. Changes in the current health care financing and reimbursement systems could result in the need for unplanned product enhancements, delays or cancellations of product orders or shipments, or the revocation of endorsement of EDSS' products by hospital associations or other customers. Any of such occurrences could have a material adverse effect on EDSS' business, financial condition and results of operations. During the past several years, the United States health care industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates. Certain proposals to reform the U.S. health care system are periodically considered by Congress and certain state legislatures. These programs may contain proposals to increase governmental involvement in health care and otherwise change the operating environment for EDSS' customers and potential customers. Health care organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for EDSS' products. On the other hand, changes in the regulatory environment have increased and may continue to increase the needs of health care organizations for cost-effective information management and thereby enhance the marketability of EDSS' products and services. EDSS cannot predict with any certainty what impact, if any, such proposals or health care reforms might have on EDSS' business, results of operations and financial condition. In addition, many health care providers are consolidating to create integrated health care delivery systems with greater regional market power. As a result, these emerging systems could have greater bargaining power, which may lead to price erosion of EDSS' products. The failure of EDSS to maintain adequate price levels would have a material adverse effect on EDSS' business, financial condition and results of operations. Other legislative or market-driven reforms could have unpredictable effects on EDSS' business, financial condition and results of operations.

    -- FACILITIES

    EDSS' executive and corporate offices are located in Colorado Springs, Colorado in approximately 6,500 square feet of office space under a lease that expires April 30, 1998. EDSS also maintains offices at Ft. Lauderdale, FL, Orlando, FL, Tampa, FL, and Dallas, TX. EDSS believes that its facilities are adequate for its current operations.

    -- EMPLOYEES

    As of January 15, 1998 EDSS had approximately 44 employees, including approximately 29 salaried and 15 hourly employees (including temporary employees). None of these employees is represented by a union or other collective bargaining group. EDSS believes its relationship with the employees is good.

    -- LITIGATION

    EDSS is not currently party to any litigation.

WIRELESS CABLE BUSINESS

    -- GENERAL

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

    Wireless cable technology eliminates the need for large networks of cable and amplifiers utilized by hard-wire cable television operators. To the subscriber a wireless cable system generally operates in the same fashion as a hard-wire cable system. Like the hard-wire cable systems, wireless cable systems, in exchange for monthly fees, typically offer local off-air broadcast channels, as well as programming such as HBO, ESPN, CNN, USA, WGN, WTBS, A&E, Nickelodeon, Discovery, Disney, MTV and other programming services. A wireless cable system utilizes microwave frequencies licensed by the FCC to transmit multiple channels of video programming over the airwaves to small receiving antennas mounted at the subscribers' locations. Additional pay-per-view programming, such as recent movie releases and special sports events, is generally available for a supplemental charge.

    The Company does not currently own any wireless cable systems or channels, and, while the Company continues to seek and review opportunities in this area, it has no specific agreements or understandings to acquire any such assets.

    -- SALE OF SOUTH FLORIDA TELEVISION

    In June 27, 1997, the Company completed the sale of its subsidiary, South Florida Television Inc., which held its rights to provide wireless cable TV service in Miami, to BellSouth Corporation (NYSE: BLS) for 1,048,321 shares of BellSouth common stock, based on a $48 million purchase price.

    -- STRATEGIC ALLIANCES AND INVESTMENTS

    SPIKE TECHNOLOGIES. On June 20, 1996, the Company entered into an agreement with Spike Technologies, Inc. ("Spike") for testing of Spike's bidirectional multipoint microwave antenna technology. The Company expects to invest up to $500,000 in such testing but has not yet done so. The Company will have the exclusive right to use Spike's technology in Florida, subject to certain royalties to Spike. The Company will have the exclusive right to market Spike's technology to wireless cable operators, including telephone companies, with a royalty of 5% payable to the Company. In addition, the Company shall receive a warrant to purchase 5% of Spike's common stock.

    DEVELOPING TECHNOLOGY. The Company is reviewing on a preliminary basis investments in or acquisitions of telecommunications technology companies

OTHER OPERATIONS

    LANDTEL COMMUNICATIONS, INC. In December 1997 the Company acquired a 24% interest in Landtel Communications, Inc. ("Landtel"), a company organized to purchase a U.K. telecommunications company, for $240,000 plus a commitment to provide up to $9,600,000 in the event Landtel completes the proposed acquisition. There can be no assurance that Landtel will complete the proposed acquisition or otherwise carry on any business.

    ANAGRAM INTERNATIONAL COMMUNICATIONS LTD. In September 1995 the Company acquired shares of Class A Convertible Preferred Stock of Anagram International Communications Ltd. ("Anagram"), convertible into 70% of all issued and outstanding shares of Common Stock on a fully diluted basis for $250,000. Anagram was organized in Delaware on August 22, 1995 to engage in, among other things, the business of acquiring European television programming for U.S. distribution via wireless cable transmission. The Company has invested an additional $322,173 in Anagram. The majority of Anagram's programming consists of educational series relating to science and technology, natural history, history and world cultures and "how to" programs. The Company believes that Anagram will provide valuable programming for educational television, including ITFS wireless cable channel owners.

    TLC PRODUCTIONS. On August 22, 1995, the Company completed the acquisition of all of the outstanding capital stock of TLC Productions, Inc. ("TLC"), from its sole shareholder. TLC is a full-service teleport and uplink facility located in North Miami, Florida, that provides satellite uplink services to clients who then are able to rebroadcast signals to video programming distributors. Additionally, TLC's fully-equipped television studio is used for live teleconferencing and special interviews for such networks as CNN and ESPN.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the limited nature of the Company's operations and its history of losses; the uncertain acceptance of EDI; competition; the risk of the Company's failure to acquire additional businesses; existing government regulations and changes in, or the failure to comply with, government regulations; the ability of the Company to sustain, manage or forecast its growth; dependence on significant suppliers and marketers and the potential loss thereof; the ability to attract and retain qualified personnel; retention of earnings; and other factors referenced in this Annual Report on Form 10-K. Certain of these factors are discussed in more detail elsewhere in this Annual Report on Form 10-K, including, without limitation, under the captions "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" Given these uncertainties, undue reliance should not be placed on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

ITEM 2. PROPERTIES

    The Company generally leases the real estate where its business, offices and wireless cable transmitters are located. The Company leases space for its executive offices in Palm Beach, Florida at $680 a month pursuant to a lease terminating May 31, 1998. In June 1994, a subsidiary of the Company entered into an 8-year operating lease of office space for its offices in New York. The Company and certain subsidiaries lease office space in Rantoul, Illinois from a company which is owned by the Chairman of the Board of the Company, at an aggregate rental of $2,050 per month. The lease agreement is on a month-to-month basis based on the needs of the Company. The Company's subsidiary, EDSS, leases approximately 6,500 square feet of office space under a lease that expires April 30, 1998. EDSS also maintains offices at Ft. Lauderdale, FL, Orlando, FL, Tampa, FL, and Dallas, TX. The Company's subsidiary, TLC, leases approximately 6,500 square feet of office space under a lease that expires April 30, 1998. The Company's subsidiary, Anagram, leases offices in News York, New York, expiring October 1, 1998. The total lease payments for the year ended October 31, 1997 were approximately $243,000, as compared to approximately $200,000 for the year ended October 31, 1996. The Company believes its properties are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

    The Company's Common Stock, $.01 par value, is traded on the Nasdaq Small Cap Market ("Nasdaq") under the symbol "NWIR". The following table sets forth the range of high and low bid information for the Common Stock for each full fiscal quarterly period for the last two years as reported by Nasdaq.

                                                                       1996                  1997
                                                               --------------------  --------------------
QUARTER                                                          HIGH        LOW       HIGH        LOW
-------------------------------------------------------------  ---------  ---------  ---------  ---------
First........................................................  16- 1/4    12- 3/4    16- 1/4    12
Second.......................................................  18         13- 1/4    16- 1/4    11- 1/4
Third........................................................  19- 1/2    13- 1/4    17- 3/8    14- 1/8
Fourth.......................................................  16- 1/4    11- 1/2    15- 1/8    13- 1/4

    As of January 26, 1998, there were approximately 1,000 beneficial holders of Common Stock.

    The Company paid a cash dividend of $1.30 on the Common Stock in fiscal 1997; however, the Company does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of cash dividends on shares of Common Stock will be within the discretion of the Company's Board of Directors and will depend upon the earnings of the Company, the Company's capital requirements and other financial factors which are considered relevant by the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

    The selected historical financial data for the Company presented below under the captions "Operating Data" and "Balance Sheet Data" as of October 31, 1993, 1994, 1995, 1996 and 1997 for the period August 31, 1993 (date of inception) to October 31, 1993, and for the years ended October 31, 1994, 1995, 1996 and 1997 are derived from the Company's consolidated financial statements. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                                                                                FOR THE PERIOD
                                                                                                AUGUST 31, 1993
                                                                                                   (DATE OF
                                    YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED       INCEPTION)
                                    OCTOBER 31,    OCTOBER 31,    OCTOBER 31,    OCTOBER31,     TO OCTOBER 31,
                                       1997           1996           1995           1994            1993(1)
                                   -------------  -------------  -------------  -------------  -----------------
Operating Data:
  Revenue........................  $   4,717,681  $   2,317,734  $   2,100,289  $     605,035    $    --
  Expenses.......................      6,055,033      3,334,558      2,740,370      1,055,679          153,666
  Gain on Sale of SFTV(3)........     44,196,516       --             --             --               --
  Net Income (Loss)..............     25,969,164     (1,016,824)      (640,081)      (450,644)        (153,666)
  Net Income (Loss) per common
    share(2).....................           7.96          (0.31)         (0.20)         (0.19)           (0.12)
  Weighted average number of
    common shares outstanding
    (2)..........................      3,259,923      3,253,000      3,222,863      2,407,794        1,258,760

Balance Sheet Data:
  Cash and cash equivalents......  $  21,256,356  $   4,788,765  $   4,888,240  $     911,266    $     464,530
  Marketable securities..........     49,598,687              0     11,964,634     19,782,512                0
  Total assets...................     79,085,656     21,583,552     22,981,237     22,245,332          522,353
  Total liabilities..............     36,016,130      1,391,064      1,771,925        395,939          177,989
  Total stockholders' equity.....     43,069,526     20,192,488     21,209,312     21,849,393          344,364

------------------------

(1) The Company was organized on August 31, 1993 to act as a holding and strategic resource company for wireless cable systems.

(2) See Note 2 to Consolidated Financial Statements

(3) See Note 3 to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    National Wireless Holdings Inc. ("NWH" or the "Company") is a holding and strategic resource company for telecommunications and other businesses. The Company currently operates an electronic data interchange company, providing links between healthcare providers and third party payors. In addition, the Company operates a satellite programming uplink facility, an educational programming distribution company and other early stage businesses. The Company also seeks to support, finance and acquire new businesses and technologies in the telecommunications and other industries. The Company recently acquired an interest in a company organized to purchase a British telecommunications company, and may acquire or invest in other businesses. In June 1997, the Company sold its wireless cable assets in Miami, Florida in exchange for common stock of BellSouth Corporation.

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

RESULTS OF OPERATIONS

1997 AS COMPARED TO 1996

Gain on Sale of SFTV:

    During 1997, the Company realized a pre-tax gain of $44,196,516 from the sale in a tax-free reorganization of the Company's wireless cable subsidiary ("SFTV") in Miami, Florida in exchange for $48,000,000 of BellSouth common stock. The Company recorded $16,900,000 of deferred income taxes on such gain. In addition, the Company had a net unrealized gain of $959,275 as of October 31, 1997 on its positions in BellSouth common stock.

Service Revenue:

    Service revenue increased from $1,223,561 in 1996 to $3,308,080 in 1997 as a result primarily of increased revenues of TLC in 1996 and the addition of revenues from the acquisition of a controlling interest in EDSS in December 1996.

Interest and Dividend Income:

    Interest income decreased from $1,094,173 in 1996 to $870,810 in 1997 as a result of a reduction in funds invested in interest bearing instruments. Dividend income increased from $0 in 1996 to $538,791 in 1997, reflecting net dividends on the BellSouth common stock.

Cost of Services:

    Cost of services increased from $799,045 in 1996 to $1,626,661 in 1997 as a result of increased costs of operation of TLC and costs associated with the operations of EDSS.

Wireless Market and Technology Development:

    Market development expenses decreased from $798,870 in 1996 to $455,422 in 1997 as a result of lower activity in the development of the Miami market and the sale of the related assets in June 1997. Technology development expenses increased from $35,370 in 1996 to $100,000 in 1997.

Professional Fees:

    Professional fees increased from $273,234 in 1996 to $473,430 in 1997 as a result of increased activity relating to various transactions in 1997.

General and Administrative:

    General and administrative expense increased from $790,511 in 1996 to $2,459,347 in 1997 as the Company incurred additional costs in connection with selling its wireless cable assets in the Miami market and increased costs relating to the operations of EDSS.

Depreciation and Amortization:

    Depreciation and amortization increased from $564,139 in 1996 to $832,413 in 1997 as a result of the effect during 1997 of the acquisition of EDSS and increased amounts of equipment placed in service during 1996 at TLC.

Net Income (Loss):

    As a result of each of the foregoing events, net income amounted to $25,959,164 in 1997 as compared to a loss of ($1,016,824) in 1996.

1996 AS COMPARED TO 1995:

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

Wireless Market and Technology Development:

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

EDSS RESULTS OF OPERATIONS:

EDSS has incurred operating losses of $1,580,183 on a cumulative basis through September 30, 1997, including $297,508 in 1997, $501,334 in 1996 and $771,545 in
1995. Such losses have been financed principally through a $400,000 loan from EDSS' President and a $1,000,000 line of credit from the Company pursuant to a loan agreement, which has been substantially utilized as of October 31, 1997. Based upon existing contracts with physicians and providers and current expense levels, management believes that EDSS would achieve positive cash flow from operations for fiscal 1998 without the need to obtain additional financing. EDSS, however, may seek to obtain additional financing, and the Company may provide additional funds, to accelerate EDSS' strategic business plan.

LIQUIDITY AND CAPITAL RESOURCES

    The Company funds its operations with the net proceeds from its initial public offering in 1994 of 2,000,000 shares of Common Stock aggregating, after payment of offering costs, approximately $22,000,000 and the recent sale of its South Florida wireless cable subsidiary for $48 million in BellSouth common stock. The proceeds have been used for, and are currently reserved to fund acquisitions of, additional EDI (electronic data interchange) investments, wireless telecommunications assets, media businesses, development of its other businesses and development and acquisition of new technologies and businesses in other areas. Such amount, with interest thereon, is expected to be sufficient to implement this business plan through October 1999, or for a shorter period if the Company determines to invest a substantial portion of its assets in major acquisitions or equity investments. Following completion of the sale of its South Florida wireless cable assets, the Company has allocated its capital to development of its other businesses and to acquisitions.

    As of October 31, 1997, the Company had approximately $54 million in cash and net marketable BellSouth common stock as well as its interest in EDSS, its full-service teleport and satellite uplink facility in Miami, its investment in an educational video programming distributor, its investment in Landtel, and investments in other early stage companies.

    Prior to completion of the merger of its South Florida subsidiary with a BellSouth subsidiary, the Company sold 300,000 shares of BellSouth common stock short, and, prior to the end of fiscal 1997, sold 50,000 additional shares of BellSouth common stock short, and received an aggregate of approximately $15,920,000 in cash proceeds from such sales. Subsequent to year-end, the Company settled 150,000 shares of its short position outstanding as of October 31, 1997. While the Company continues to review its position in BellSouth common stock and from time to time since year-end has sold and purchased shares and options on the position, it has not yet determined whether it will sell or hedge its remaining BellSouth securities in the near future or how it will invest the proceeds of any such sale.

    In October 1997, the Company paid an aggregate of $4,267,900 as a $1.30 per share dividend to common stockholders of record on September 12, 1997.

    On September 10, 1997, the Company purchased for $750,000 from a stockholder an additional 5% of the common stock of Electronic Data Submission Systems, Inc. ("EDSS"), which when combined with its existing share ownership represents 55% of the outstanding common stock and control of EDSS. In addition, pursuant to a loan agreement between EDSS and the Company, dated June 19, 1995, the Company has outstanding loans to EDSS of $988,000, which have been eliminated from the balance sheet in consolidation. The Company may invest additional amounts in EDSS to finance its sales growth.

    The Company may, when and if the opportunity arises, acquire or invest in other businesses in the wireless telecommunications industry, media businesses or in unrelated areas. If such an opportunity arises, the Company may use a portion of its funds for that purpose. For instance, the Company has invested $240,000 in Landtel, and may invest up to an additional $9,600,000 in Landtel to fund a possible acquisition of a British telecommunications company. Other than Landtel, the Company has no specific arrangements with respect to any such acquisitions or investments at the present time and is not currently involved in any negotiations with respect to any such acquisition. There can be no assurance that any such acquisitions or investments will be made.

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

 3.1(1)    Certificate of Incorporation and By-laws of Registrant. See Exhibit 4-3-Exhibit A.

 3.1(a)(12) Amendment, dated June 29, 1995, to the Company's By-Laws.

 3.1(a)(18) Amendment to Certificate of Incorporation, dated June 10, 1997.

 3.1(b)(18) Amendment to By Laws, dated June 10, 1997.

  4(15)    Rights Agreement, dated as of December 12, 1996, between National Wireless
           Holdings Inc. and Continental Stock Transfer and Trust Company, as Rights Agent,
           which includes as Exhibit A the Form of Certificate of Designations designating the relative rights, preferences and limitations of the Series A Junior Preferred
           Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of
           Rights to Purchase Preferred Shares.

 4.1(4)    Specimen of Common Stock Certificate.

 4.2(1)    Form of Representative Warrant Agreement with form of Representative's Warrant attached.

 4.3(15)   Rights Agreement, dated as of December 12, 1996, between National Wireless
           Holdings Inc. and Continental Stock Transfer and Trust Company, as Rights Agent,
           including:
           -- Exhibit A -- Form of Certificate of Designations designating the relative rights, preferences and limitations of the Series A Junior Preferred Stock of
              National Wireless Holdings Inc.,

           -- Exhibit B -- Form of Right Certificate, and

           -- Exhibit C -- Summary of Rights to Purchase Preferred Shares.

10.1(1)    Terrence S. Cassidy Employment Agreement, dated September 22, 1993.

10.2(1)    Michael J. Specchio Consulting Agreement, dated September 22, 1993.

10.3(1)    Paul Sinderbrand Consulting and Employment Agreement, dated September 22, 1993.

10.4(1)    Registrant's 1993 Stock Option Plan.

10.6(1)    Strategic Alliance Agreement with Preferred Entertainment, Inc., dated November
           11, 1993.

10.7(1)    Form of Stock Option Agreement for Directors.

10.18      Withdrawn.

10.19      Withdrawn.

10.20      Withdrawn.

10.21      Withdrawn.

10.22      Withdrawn.

10.25      Withdrawn.

10.26      Withdrawn.

10.27      Withdrawn.

10.28(9)   Stock Purchase Agreement dated April 6, 1995 by and among the Registrant and E.
           Vernon Oliver.

10.29(9)   $1,100,000 Promissory Note dated April 21, 1995 made by Registrant in favor of E.
           Vernon Oliver.

10.30(9)   Security Agreement dated April, 1995 by and among the Registrant and TLC
           Productions, Inc.

10.31      Withdrawn.

10.32      Withdrawn.

10.33A(10) Commitment Letter, Note, Security Agreement and guaranty relating to the Company's loan to EDSS.

10.33(11)  Loan documentation relating to the EDSS credit facility, all dated June 9, 1995.

   (a)     Loan Agreement.

   (b)     Borrower Security Agreement.

   (c)     Form of Note.

   (d)     Stock Option Agreement with Joseph Truscelli.

   (e)     Common Stock Purchase Warrant.

10.34(13)  Documentation relating to Acquisition of Anagram International Communications Ltd.
           ("Anagram").

   (a)     Certificate of Incorporation of Anagram.

   (b)     By-laws of Anagram.

   (c)     Subscription Agreement re: Class A Convertible Preferred Stock.

   (d)     Employment Agreement with Andrea Traubner.

   (e)     Shareholders Agreement dated October 1, 1995 among the Company, Leonard
           Giarraputo, Andrea Traubner and Anagram International Communications Ltd.

10.35(13)  Agreement dated November 8, 1995 between Registrant and Wireless Broadcasting
           Systems of America, Inc.

10.36(14)  Agreement with Spike Technologies.

10.37(a)(15) Severance Benefit Agreement, dated December 12, 1996, with Terrence S. Cassidy.

10.37(b)(15) Severance Benefit Agreement, dated December 12, 1996, with Michael J. Specchio.

10.38(16)  Press Release, dated February 27, 1997.

10.38(17)  Consulting Agreement, dated February 28, 1997, with Michael J. Specchio, Inc.

10.39(18)  Consulting Agreement, dated April 1, 1997, between the registrant and BellSouth
           Wireless Cable, Inc.

10.40(19)  Form of Director Indemnification Agreement.

10.41(a)(19) Secured Term Note.

10.41(b)(19) Pledge Agreement, dated July 9, 1997.

10.42(19)  1997 Equity Incentive Plan.

10.43(19)  Restated Stockholders Agreement, dated September 10, 1997, between the Company,
           Joseph D. Truscelli and Electronic Data Submission Systems, Inc.

10.44(20)  Landtel Communications, Inc. Subscription Agreement, dated December 9, 1997.

11-1(20)   Computation of Earnings per Share.

21(20)     Subsidiaries of Registrant.

      (b)  Reports on Form 8-K: Not applicable.

    A Definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 1998 will be filed by amendment.

------------------------

(1) --Filed with the initial filing of the Registrant's Registration Statement on Form S-1, File No. 33-7914.

(2)   --Filed with Amendment No. 1 to the Registrant's Registration Statement.

(3)   --Filed with Amendment No. 2 to the Registrant's Registration Statement.

(4)   --Filed with Amendment No. 3 to the Registrant's Registration Statement.

(5)   --Filed with Form 10-Q for the Quarter ended January 31, 1994.

(6)   --Filed with Form 10-Q for the Quarter ended April 30, 1994.

(7)   --Filed with Form 10-Q for the Quarter ended July 31, 1994.

(8)   --Filed with Form 10-K for the Fiscal Year ended October 31, 1994.

(9)   --Filed with Form 8-K dated April 13, 1995.

(1)(0) --Filed with Form 10-Q for the Quarter ended January 31, 1995 as Exhibit 10-28.

(1)(1)  --Filed with Form 10-Q for the Quarter ended April 30, 1995.

(1)(2)  --Filed with Form 10-Q for the Quarter ended July 31, 1995.

(1)(3)  --Filed with Form 10-K for the Fiscal Year ended October 31, 1995.

(1)(4)  --Filed with Form 10-Q for the Quarter ended July 31, 1996.

(1)(5)  --Filed with Form 8-K dated December 12, 1996.

(1)(6)  --Filed with Form 8-K dated February 26, 1997.

(1)(7)  --Filed with Form 10-Q for the Quarter ended January 31, 1997.

(1)(8)  --Filed with Form 10-Q for the Quarter ended April 30, 1997.

(1)(9)  --Filed with Form 10-Q for the Quarter ended July 31, 1997.

(2)(0)  --Filed herewith

                        NATIONAL WIRELESS HOLDINGS INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----

Report of Independent Accountants..........................................................................         F-2

Consolidated Balance Sheets as of October 31, 1997 and 1996................................................         F-3

Consolidated Statements of Operations for the years ended October 31, 1997, 1996 and 1995..................         F-4

Consolidated Statements of Stockholders' Equity for the years ended October 31, 1997, 1996 and 1995........         F-5

Consolidated Statements of Cash Flows for the years ended October 31, 1997, 1996 and 1995..................         F-6

Notes to Consolidated Financial Statements.................................................................         F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of National Wireless Holdings Inc.:

    We have audited the accompanying consolidated balance sheets of NATIONAL WIRELESS HOLDINGS INC. as of October 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Wireless Holdings Inc. as of October 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended October 31, 1997, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

New York, New York
December 18, 1997

                        NATIONAL WIRELESS HOLDINGS INC.

                          CONSOLIDATED BALANCE SHEETS

                        AS OF OCTOBER 31, 1997 AND 1996

                                                                                         1997           1996
                                                                                     -------------  -------------
                                      ASSETS:
Current assets:
  Cash and cash equivalents........................................................  $  21,256,356  $   4,788,765
  Marketable securities............................................................     49,598,687       --
  Trade and other receivables......................................................        893,498        119,707
  Due from related parties.........................................................      1,178,093         73,000
  Prepaid expenses and other current assets........................................         52,447         47,777
                                                                                     -------------  -------------
      Total current assets.........................................................     72,979,081     15,029,249
Notes receivable from EDSS.........................................................       --              988,000
Wireless frequency license and acquisition costs, net of accumulated amortization
  of $106,165 and $311,797 in 1997 and 1996, respectively..........................        275,546      2,720,102
Transmission and related equipment, net of accumulated depreciation of $328,899 and
  $226,577 in 1997 and 1996, respectively..........................................        853,629      1,175,521
Leasehold improvements, office equipment and service vehicles, net of accumulated
  depreciation of $434,372 and $282,813 in 1997 and 1996, respectively.............        364,113        394,088
Intangible assets, net of accumulated amortization of $419,086 and $102,251 in 1997
  and 1996, respectively...........................................................      3,983,956        398,096
Investments and other assets.......................................................        629,331        878,496
                                                                                     -------------  -------------
      Total assets.................................................................  $  79,085,656  $  21,583,552
                                                                                     -------------  -------------
                                                                                     -------------  -------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable and accrued expenses............................................  $   1,890,734  $     715,448
  Current maturities of long-term debt.............................................        241,673        443,369
  Marketable securities--short sale................................................     16,559,375       --
  Deferred income taxes............................................................     16,900,000       --
                                                                                     -------------  -------------
      Total current liabilities....................................................     35,591,782      1,158,817
Note payable to related party......................................................        400,000
Long-term debt.....................................................................         24,348        232,247
                                                                                     -------------  -------------
      Total liabilities............................................................     36,016,130      1,391,064
                                                                                     -------------  -------------
Commitments
Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or
    outstanding                                                                           --             --
  Common stock, $.01 par value; 20,000,000 shares authorized; 3,283,000 and
    3,253,000 shares issued and outstanding at October 31, 1997 and 1996,
    respectively...................................................................         32,830         32,530
Additional paid-in capital.........................................................     22,647,372     22,421,173
Retained earnings (accumulated deficit)............................................     19,430,049     (2,261,215)
Unrealized gain on marketable securities, net......................................        959,275       --
                                                                                     -------------  -------------
      Total stockholders' equity...................................................     43,069,526     20,192,488
                                                                                     -------------  -------------
      Total liabilities and stockholders' equity...................................  $  79,085,656  $  21,583,552
                                                                                     -------------  -------------
                                                                                     -------------  -------------

          See accompanying notes to consolidated financial statements.

                        NATIONAL WIRELESS HOLDINGS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

                                                                            1997           1996           1995
                                                                        -------------  -------------  ------------
Revenue:
  Service revenue.....................................................  $   3,308,080  $   1,223,561  $    945,616
  Interest income.....................................................        870,810      1,094,173     1,154,673
  Dividend income.....................................................        538,791       --             --
                                                                        -------------  -------------  ------------
      Total revenue...................................................      4,717,681      2,317,734     2,100,289
                                                                        -------------  -------------  ------------
Expenses:
  Cost of services....................................................      1,626,661        799,045       512,449
  Wireless market and technology development..........................        555,422        834,240       875,336
  Professional fees...................................................        473,430        273,234       294,547
  General and administrative..........................................      2,459,347        790,511       641,737
  Depreciation and amortization.......................................        832,413        564,139       363,232
  Interest............................................................        107,760         73,389        53,069
                                                                        -------------  -------------  ------------
      Total expenses..................................................      6,055,033      3,334,558     2,740,370
                                                                        -------------  -------------  ------------
Loss from operations..................................................     (1,337,352)    (1,016,824)     (640,081)
Gain on sale of SFTV..................................................     44,196,516       --             --
                                                                        -------------  -------------  ------------
      Income (loss) before provision for income taxes.................     42,859,164     (1,016,824)     (640,081)
Provision for income taxes--deferred..................................     16,900,000       --             --
                                                                        -------------  -------------  ------------
      Net income (loss)...............................................  $  25,959,164  $  (1,016,824) $   (640,081)
                                                                        -------------  -------------  ------------
                                                                        -------------  -------------  ------------
Net income (loss) per common share....................................  $        7.96  $       (0.31) $      (0.20)
                                                                        -------------  -------------  ------------
                                                                        -------------  -------------  ------------
Weighted average number of common shares outstanding..................      3,259,923      3,253,000     3,222,863
                                                                        -------------  -------------  ------------
                                                                        -------------  -------------  ------------

          See accompanying notes to consolidated financial statements.

                        NATIONAL WIRELESS HOLDINGS INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

                                                                                                UNREALIZED
                                           SERIES A                                RETAINED       GAIN ON
                                          CONVERTIBLE              ADDITIONAL      EARNINGS     MARKETABLE
                                           PREFERRED    COMMON       PAID-IN     (ACCUMULATED   SECURITIES,
                                             STOCK       STOCK       CAPITAL       DEFICIT)         NET          TOTAL
                                          -----------  ---------  -------------  -------------  -----------  -------------
Balance, November 1, 1994...............   $   1,000   $  31,530  $  22,421,173  $    (604,310)     --       $  21,849,393
Conversion of preferred stock to 100,000
  shares of common stock................      (1,000)      1,000       --             --            --            --
Net loss................................      --          --           --             (640,081)     --            (640,081)
                                          -----------  ---------  -------------  -------------  -----------  -------------
    Balance, October 31, 1995...........      --          32,530     22,421,173     (1,244,391)     --          21,209,312
Net loss................................      --          --           --           (1,016,824)     --          (1,016,824)
                                          -----------  ---------  -------------  -------------  -----------  -------------
    Balance, October 31, 1996...........      --          32,530     22,421,173     (2,261,215)     --          20,192,488
Options exercised to acquire 30,000
  shares of common stock................      --             300        226,199       --            --             226,499
Dividends paid..........................      --          --           --           (4,267,900)     --          (4,267,900)
Unrealized gain on marketable
  securities, net.......................      --          --           --             --         $ 959,275         959,275
Net income..............................      --          --           --           25,959,164      --          25,959,164
                                          -----------  ---------  -------------  -------------  -----------  -------------
    Balance, October 31, 1997...........   $  --       $  32,830  $  22,647,372  $  19,430,049   $ 959,275   $  43,069,526
                                          -----------  ---------  -------------  -------------  -----------  -------------
                                          -----------  ---------  -------------  -------------  -----------  -------------

          See accompanying notes to consolidated financial statements.

                        NATIONAL WIRELESS HOLDINGS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

                                                                          1997            1996           1995
                                                                     --------------  --------------  ------------
Cash flows from operating activities:
  Net income (loss)................................................  $   25,959,164  $   (1,016,824) $   (640,081)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization..................................         832,413         564,139       363,232
    Accretion of interest income...................................        (306,100)       --             --
    Gain on sale of SFTV...........................................     (44,196,516)       --             --
    Deferred income taxes..........................................      16,900,000        --             --
  Change in assets and liabilities:
    Receivables....................................................        (574,656)        109,867      (111,998)
    Prepaid expenses and other current assets......................           4,749          36,279       (19,754)
    Deposits and other assets......................................         187,635          88,767       (63,174)
    Accounts payable and accrued expenses..........................         (43,846)         65,374        (2,825)
                                                                     --------------  --------------  ------------
      Net cash used in operating activities........................      (1,237,157)       (152,398)     (474,600)
                                                                     --------------  --------------  ------------
Cash flows from investing activities:
  Wireless frequency license and acquisition costs.................        (170,190)       (364,625)   (1,414,121)
  Acquisition of transmission and related equipment................         (40,900)       (294,889)     (307,000)
  Acquisition of leasehold improvements, office equipment and
    service vehicles...............................................        (183,261)        (17,528)     (204,651)
  Purchases of U.S. treasury securities............................     (15,693,040)       --             --
  Proceeds from redemption of U.S. treasury securities.............      15,999,140      12,000,000     7,817,878
  Proceeds of marketable securities--short sale....................      15,919,961        --             --
  Acquisition of non-cash assets of TLC............................        --              --            (330,201)
  Increase in notes receivable from EDSS...........................        --              (215,000)     (773,000)
  Investments......................................................        (277,173)       (608,800)      --
  Acquisition of EDSS..............................................      (2,293,700)       --             --
  Advances to related party........................................      (1,105,093)       --             (74,600)
                                                                     --------------  --------------  ------------
      Net cash provided by investing activities....................      12,155,744      10,499,158     4,714,305
                                                                     --------------  --------------  ------------
Cash flows from financing activities:
  Dividends paid...................................................      (4,267,900)       --             --
  Exercise of stock options........................................         226,499        --             --
  Principal payments of long-term debt.............................        (509,595)       (446,235)     (262,731)
  Proceeds of long term debt.......................................         100,000        --             --
                                                                     --------------  --------------  ------------
      Net cash used in financing activities........................      (4,450,996)       (446,235)     (262,731)
                                                                     --------------  --------------  ------------
      Net increase in cash and cash equivalents....................       6,467,591       9,900,525     3,976,974
Cash and cash equivalents, beginning of year.......................      14,788,765       4,888,240       911,266
                                                                     --------------  --------------  ------------
      Cash and cash equivalents, end of year.......................  $   21,256,356  $   14,788,765  $  4,888,240
                                                                     --------------  --------------  ------------
                                                                     --------------  --------------  ------------
Supplemental disclosure of cash flow information:
  Cash paid for interest...........................................  $      107,760  $       73,389  $     53,069

    Non-cash financing and investing activities:

    In 1997, the Company sold South Florida Television Inc. for $48,000,000 in BellSouth Common Stock.

    In 1995, the Company acquired the common stock of TLC through the issuance of a $1,100,000 note, $300,000 in cash and approximately $144,000 in capitalized closing costs. Net assets of TLC acquired included cash of $113,520.

          See accompanying notes to consolidated financial statements.

                        NATIONAL WIRELESS HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY OPERATIONS AND BASIS OF PRESENTATION:

    National Wireless Holdings Inc. (the "Company"), a Delaware corporation organized on August 31, 1993, is a holding and strategic resource company generally for telecommunications and other businesses. The Company currently operates an electronic data interchange company, providing links between healthcare providers and third party payors. In addition, the Company operates a satellite programming uplink facility, an educational programming distribution company and other early stage businesses. The Company also seeks to support, finance and acquire new businesses and technologies in the telecommunications and other industries. The Company recently acquired an interest in a company organized to purchase a British telecommunications company, and may acquire or invest in other businesses. In June 1997, the Company sold its wireless cable assets in Miami Florida in exchange for common stock of BellSouth Corporation (see Note 3).

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

MARKETABLE SECURITIES:

    The Company's marketable securities consist of an investment in BellSouth Corporation common stock. The Company's marketable equity securities have been classified as available for sale. Available for sale securities are carried at fair value, with unrealized gains and losses, net of tax effects, reported as a separate component of stockholders' equity, until realized.

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

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

    Equipment is recorded at cost and depreciation expense is provided under the straight-line method over the estimated useful lives of the related assets, which range from 5 to 10 years; leasehold improvements are amortized over the shorter of the life of the improvements or the related lease term.

INTANGIBLE ASSETS:

    Intangible assets consist primarily of goodwill. Goodwill represents the excess of the purchase price over the net assets of acquired companies and is being amortized on the straight-line method over 10 to 15 years.

                        NATIONAL WIRELESS HOLDINGS INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
CASH EQUIVALENTS: (CONTINUED)
LONG-LIVED ASSETS:

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

NET INCOME (LOSS) PER SHARE DATA:

    Net income (loss) per share is computed based on net income (loss) for the period divided by the weighted average number of common shares and common share equivalents outstanding during the period.

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

RECENTLY ISSUED PRONOUNCEMENTS:

    The Company has adopted the disclosure only provisions of SFAS No. 123 "Accounting for Stock Based Compensation." The Company has considered the impact of SFAS Nos. 128, 129, 130 and 131 will have on the Company's financial position and results of operations when adopted and does not believe it to be material.

3. SALE OF SFTV:

    On February 26, 1997, the Company and its wholly-owned subsidiary, South Florida Television, Inc. ("SFTV") entered into an Agreement and Plan of Reorganization, as amended, (the "Merger Agreement") which became effective on June 27, 1997 with BellSouth Corporation ("BellSouth") and its wholly-owned subsidiary, Bell South South Florida Merger Subsidiary, Inc. ("BellSouth Sub"), pursuant to which BellSouth Sub merged into SFTV. SFTV became a wholly-owned subsidiary of BellSouth and the Company received an aggregate of $48,000,000 in BellSouth common stock (the "Merger") which resulted in a pre-tax gain of approximately $44,200,000 The Merger has been treated as a tax-free reorganization.

                        NATIONAL WIRELESS HOLDINGS INC.

3. SALE OF SFTV: (CONTINUED)
The BellSouth common stock is reflected as available for sale marketable securities in the accompanying consolidated balance sheet as of October 31, 1997.

4. ACQUISITION OF EDSS:

    In August 1996, the Company completed a partial exercise of its option to acquire a 50% interest in Electronic Data Submission Systems, Inc. ("EDSS") by purchasing 11% of EDSS voting common stock for $343,800 in cash. The investment is carried at cost in the accompanying consolidated balance sheet as of October 31, 1996.

    On December 13, 1996, the Company exercised a warrant and an option to purchase additional shares of the common stock of EDSS, which when combined with its existing share ownership represents 50% of the outstanding common stock and, pursuant to the EDSS Shareholders Agreement, dated as of July 25, 1996, control of EDSS. The aggregate purchase price for the EDSS shares was $1,887,500, of which an aggregate of $887,500 was paid to EDSS and $1,000,000 was paid to the principal stockholder of EDSS.

    The acquisition has been accounted for under the purchase method of accounting and the results of operations from the date of purchase have been reflected in the consolidated statement of operations. On September 10, 1997, the Company purchased an additional 5% of the common stock of EDSS from the president of EDSS for $750,000. The purchase price has been allocated principally to intangible assets (goodwill) and is being amortized over 15 years.

    The consolidated statement of operations includes the following relating to
EDSS:

                                                                                            1997         1996         1995
                                                                                        ------------     -----        -----
Service revenue.......................................................................  $  1,864,000      --           --
Cost of services......................................................................  $    840,000      --           --
General and administration............................................................  $    840,000      --           --

    The unaudited consolidated results of operations on a pro forma basis as though the interest in EDSS had been acquired as of the beginning of fiscal year 1996 are as follows:

                                                                                         YEARS ENDED OCTOBER 31,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
Revenues..............................................................................  $  4,973,000  $  3,287,000
Net income (loss).....................................................................    25,909,000    (1,614,000)
Net income (loss) per weighted average number of common shares outstanding............          7.95         (0.50)

    The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the above date, nor are they necessarily indicative of future operating results.

    EDSS has developed a comprehensive software system, referred to as HECET SystemsTM, that enables physicians, clinics, managed care organizations, HMO's, PPOs, major insurance companies including Blue Cross/Blue Shield, Medicare, Medicaid, and commercial payors to communicate electronically the information needed to process and pay insurance claims, check patient eligibility, make claim status inquiries, and provide comprehensive reporting on those claims. HECET SystemsTM enables health

                        NATIONAL WIRELESS HOLDINGS INC.

4. ACQUISITION OF EDSS: (CONTINUED)
care professionals throughout the country to reduce the need for paper claims processing while enhancing the payment process. The Company has entered has entered into various service agreements with health care providers including FHS, Inc., FHP Health Care, Metra Health Insurance Company, Mutual of Omaha and Prudential Insurance Company.

    EDSS has incurred operating losses of $1,580,183 on a cumulative basis through September 30, 1997. Such losses have been financed principally through a $400,000 loan from the Company's president and a $1,000,000 line of credit from the Company. Based upon existing contracts with physicians and providers and current expense levels, management of EDSS believes that it will achieve positive cash flow from operations for fiscal 1998 without the need to obtain additional financing. The Company, however, may seek to obtain additional financing to accelerate its strategic business plan.

5. LEASE AND PURCHASE COMMITMENTS:

    The Company leases administrative facilities and office equipment under operating leases that expire between 1999 and 2002. Certain of the leases contain escalation clauses providing for increased rentals based on operating expenses or the consumer price index. Rent expense, net of rental income under operating leases was approximately $243,000, $200,000 and $188,000 for the years ended October 31, 1997, 1996 and 1995, respectively.

    Future annual minimum rental payments as of October 31, 1997 under noncancellable operating leases for the next five years and thereafter are:

1998..............................................................   $160,000
1999..............................................................    105,000
2000..............................................................    102,000
2001..............................................................    102,000
2002..............................................................     26,000

6. CONSULTING AND EMPLOYMENT AGREEMENTS:

    On April 1, 1997, the Company entered into a one year consulting agreement with BellSouth to provide expertise in the wireless communications industry for a monthly fee of $50,000.

    On February 28, 1997, the Company entered into a consulting agreement with Michael J. Specchio, Inc. ("MJS Inc.") which is owned and managed by Michael J. Specchio, Chairman of the Company, and simultaneously terminated its employment agreement with Mr. Specchio. Under the consulting agreement, MJS Inc. is retained as a consultant and is obliged to provide the services of Mr. Specchio on substantially a full-time basis for a term ending September 2001 for annual compensation of $180,000, on substantially the same terms as Mr. Specchio was previously employed under the employment agreement. Under the consulting agreement, MJS Inc. also has the same severance benefits as previously provided to Mr. Specchio.

    The Company has entered into employment agreements, as amended in December 1996, with other executive officers and directors which expire between 2000 and 2001, aggregating approximately $262,000 annually.

                        NATIONAL WIRELESS HOLDINGS INC.

6. CONSULTING AND EMPLOYMENT AGREEMENTS: (CONTINUED)
    During the years ended October 31, 1997, 1996 and 1995, salaries and consulting fees of approximately $1,087,000, $629,000 and $629,000, respectively, were incurred under these contracts.

    EDSS has entered into an employment agreement with the president of EDSS for a period of five years with an initial annual base salary of $180,000 for years one and two and increasing to $220,000 in years three through five.

7. LONG-TERM DEBT:

                                                                                               1997        1996
                                                                                            ----------  ----------
Long-term debt comprises:
  8% note payable due in monthly principal and interest installments of $34,470, which matures on April 21, 1998.............................................................  $  202,078  $  582,851
  Various loans bearing interest at rates ranging from 7.95% to 14% with maturities in
    1998 and 1999.........................................................................      30,597      92,765
  Obligations under capital leases........................................................      33,346
                                                                                            ----------  ----------
                                                                                               266,021     675,616
    Less, current maturities..............................................................     241,673     443,369
                                                                                            ----------  ----------
                                                                                            $   24,348  $  232,247
                                                                                            ----------  ----------
                                                                                            ----------  ----------

8. INCOME TAXES:

    As of October 31, 1997, the deferred income tax liability relates to the gain on sale of SFTV. As of October 31, 1996, deferred tax assets, principally $1,800,000 of net operating loss carryforwards, were offset by a 100% valuation allowance. During 1997 these NOL's were either utilized to reduce taxable income or were transferred to BellSouth as part of the sale of SFTV.

    The difference between the actual provision for income taxes and the provision for income taxes computed by applying the statutory federal rate to income before provision for income taxes is attributable to the following:

Provision at statutory rate....................................  $15,022,000
State, net of federal benefit..................................   1,534,000
Other..........................................................     344,000
                                                                 ----------
                                                                 $16,900,000
                                                                 ----------
                                                                 ----------

9. CAPITAL STOCK:

    In connection with the its initial public offering in March, 1994, the Company issued and sold to the underwriter warrants for five years to purchase 200,000 shares of Common Stock at a price of $.001 per warrant (the "Warrants"). The Warrants are exercisable at any time during a period of four years commencing at the beginning of the second year after their issuance at a price of $20.625 (165% of the initial public offering price).

    The Company is authorized to issue 1,000,000 shares of Serial Preferred Stock, par value $.01 per share with dividend and liquidation preferences over the Common Stock. The Company issued 100,000

                        NATIONAL WIRELESS HOLDINGS INC.

9. CAPITAL STOCK: (CONTINUED)
shares of the Serial Preferred Stock, designated as Series A Convertible Preferred Stock (the "Series A Preferred"), in a private placement on October 21, 1993. Each share of Series A Preferred was convertible, at the option of the holder, into one share of Common Stock, subject to certain anti-dilution provisions. On April 20, 1995, all the outstanding Series A Preferred were converted to Common Stock.

    The Company granted to a third party a right, which expires on March 17, 1999, to purchase 300,000 shares of Common Stock at $15 per share (120% of the Company's initial public offering price). PEI may exercise its right to purchase the shares of Common Stock for cash or to receive a reduced number of shares, without payment of cash, equivalent to the value of the Common Stock at the exercise date in excess of the exercise price.

10. STOCK OPTION PLAN:

    The 1993 Stock Option Plan, as amended, and the 1997 Equity Incentive Plan (the "Plans") have participants which include key employees (including officers), directors, advisors, and independent consultants to the Company or to any of its subsidiaries. The Company has reserved 80,000 and 200,000 shares of Common Stock for issuance under the 1993 and 1997 Plans, respectively. Options granted to employees may be designated as incentive stock options ("ISO's") or non-qualified stock options ("NQSO's"), as defined by the Internal Revenue Service. Options granted to independent consultants and other non-employees may only be designated NQSO's. Options granted pursuant to the Plans which are ISO's will enjoy the attendant tax benefits provided under Sections 421 and 422 of the Internal Revenue Code of 1986, as amended.

    The exercise price of options granted under the Plans may not be less than 100% of the fair market value of the Common Stock on the date of grant. Generally, options will be exercisable for a term that will not exceed ten years from the date of grant.

    During fiscal 1997, the Company granted 100,000 five-year options under the Plans, one third of which vested immediately while the remaining vest ratably over two years.

    Information with respect to shares under option is summarized below:

                                                                                                     EXERCISE PRICE
                                                                                 ISO'S     NQSO'S      PER SHARE
                                                                               ---------  ---------  --------------
Balance, October 31, 1994....................................................     --         12,000  $         6.50
  Granted....................................................................     11,750     56,250  $   8.25-$8.50
                                                                               ---------  ---------
Balance, October 31, 1995....................................................     11,750     68,250  $   6.50-$8.50
  Granted....................................................................     --         --
  Exercised..................................................................     --         --
                                                                               ---------  ---------
Balance, October, 31, 1996...................................................     11,750     68,250  $   6.50-$8.50
  Granted....................................................................     11,730     88,270  $        17.05
  Exercised..................................................................     --        (30,000) $   6.50-$8.25
                                                                               ---------  ---------
Balance, October 31, 1997....................................................     23,480    126,520  $  8.25-$17.05
                                                                               ---------  ---------
                                                                               ---------  ---------
  Exercisable, October 31, 1997..............................................     13,310     60,024  $  8.25-$17.05
                                                                               ---------  ---------
                                                                               ---------  ---------

                        NATIONAL WIRELESS HOLDINGS INC.

10. STOCK OPTION PLAN: (CONTINUED)
    No options were forfeited or expired during any period presented. The remaining weighted average contractual life of options outstanding at October 31, 1997 was 4.15 years.

    The Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized with regard to options granted under the Plan in the accompanying financial statements. If stock-based compensation costs had been recognized based on the estimated fair values at the dates of grant for options awarded during 1997, net income and net income per common share for 1997 would have been reduced by approximately $125,000, or $.04 per share.

    These pro forma adjustments to net income and net income per common share assume fair values of each option grant estimated using the Black-Scholes option pricing formula. The more significant assumptions underlying the determination of such fair value for options granted during 1997 include: (i) weighted average risk-free interest rates of 5.92%; (ii) weighted average expected option life of 5 years; (iii) an expected volatility of 41%, and (iv) an expected dividend yield of 0%. The per share weighted average fair value at the dates of grant for options awarded during 1997 was $4.67.

11. RELATED-PARTY TRANSACTIONS:

    On July 9, 1997 the Company loaned $1,100,000 to an officer of the Company under a note receivable which bears interest at 8% and is due on July 9, 1998. The officer pledged 100,000 shares of the Company's common stock as collateral. The balance, including accrued interest, is $1,178,093 as of October 31, 1997.

    The note payable to related party of $400,000 as of October 31, 1997 represents a loan by EDSS to the president of EDSS. The note bears interest at the bank's prime rate plus 2% (10.5% at October 31, 1997) and is due on demand after the full payment of an intercompany loan of $998,000 due from EDSS to the Company.

    In fiscal 1997, 1996 and 1995, the Company purchased new service vehicles from an automobile dealership which is owned by the Chairman of the Company for approximately $29,000, $33,000 and $76,000, respectively.

    The Company leases office space in Rantoul, Illinois from a company which is owned jointly by the Chairman and an officer of the Company, for $1,750 per month. The lease agreement is on a month-to-month basis based on the needs of the Company. The Company also subleases office space in New York to a company owned by a director of the Company for $800 per month. The sublease, which commenced December 1, 1994, is on a month-to-month basis based on the needs of the Company.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The following methods and assumptions were used to estimate the fair value of each category of financial instruments:

CASH AND CASH EQUIVALENTS:

    Cash equivalents comprise money market funds whose carrying amounts approximate fair value due to the short-term maturity of the instruments.

                        NATIONAL WIRELESS HOLDINGS INC.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS: (CONTINUED)
LONG-TERM DEBT AND NOTE PAYABLE:

    Long-term debt relates principally to service vehicle loans payable and a note payable to a related party. Interest rates on the loans approximate the rates available at October 31, 1997 and the Company believes that their carrying value of debt at October 31, 1997 approximates fair value.

MARKETABLE SECURITIES:

    Marketable securities are reflected at fair value in the accompanying consolidated balance sheet at October 31, 1997.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

    Quarterly information for 1997, 1996 and 1995 is set forth in the table below:

                                                                                QUARTER ENDED
                                                            -----------------------------------------------------
                                                            JANUARY 31    APRIL 30       JULY 31      OCTOBER 31
                                                            -----------  -----------  -------------  ------------
1997:
  Revenue.................................................  $   701,760  $   996,263  $   1,429,088  $  1,590,570
  Net (loss) income.......................................     (540,558)    (328,522)    27,085,670      (257,426)
  Net (loss) income per common share......................        (0.17)       (0.10)          8.33         (0.08)
1996:
  Revenue.................................................  $   560,218  $   590,838  $     624,068  $    542,610
  Net loss................................................     (225,600)    (227,961)      (264,657)     (298,606)
  Net loss per common share...............................        (0.08)       (0.07)         (0.08)        (0.08)
1995:
  Revenue.................................................  $   363,977  $   413,813  $     380,654  $    941,845
  Net loss................................................     (142,243)    (221,852)      (100,917)     (175,069)
  Net loss per common share...............................        (0.05)       (0.07)         (0.03)        (0.05)

    The sum of the quarterly net income (loss) per common share amounts for 1997 are not equal to the full year amount primarily because the computations of the weighted average number of common shares outstanding for each quarter and the full year are made independently.

14. SUBSEQUENT EVENTS (UNAUDITED):

    Subsequent to year end, the Company settled 150,000 shares of its short position outstanding as of October 31, 1997 which resulted in a realized loss of approximately $960,000, net of a deferred tax benefit of $640,000.

    In December 1997 the Company acquired a 24% interest in Landtel Communications, Inc. ("Landtel"), a company organized to purchase a U.K. telecommunications company, for $240,000 plus a commitment to provide up to $9,600,000 in the event Landtel completes the proposed acquisition. There can be no assurance that Landtel will complete the proposed acquisition or otherwise carry on any business.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 NATIONAL WIRELESS HOLDINGS INC.
                                          --------------------------------------
                                                                    (Registrant)

Date: January   , 1998

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

SIGNATURE                                                          TITLE                        DATE
------------------------------------------------------  ---------------------------  ---------------------------
-------------------------------------------                      Director                 January   , 1998
Terrence S. Cassidy
-------------------------------------------                      Director                 January   , 1998
Thomas R. DiBenedetto
-------------------------------------------                      Director                 January   , 1998
Louis B. Lloyd
-------------------------------------------                      Director                 January   , 1998
Michael A. McManus, Jr.
-------------------------------------------                      Director                 January   , 1998
Michael J. Specchio