Form 10-K/A
period 1997-10-31
NATIONAL WIRELESS HOLDINGS INC
filed 1998-02-04
CIK 915016

                                    FORM 10-K/A
                                  AMENDMENT NO. 1

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended October 31, 1997
                           Commission file number 0-23598

                          NATIONAL WIRELESS HOLDINGS INC.
               (Exact name of registrant as specified in its charter)

                   Delaware                               13-3735316
 --------------------------------------------   -------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .
           ---

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $34,500,000 as of January 26, 1998 based upon the last sales price per share of the Registrant's Common Stock, as reported on the Nasdaq Small Cap Market on such date. As of January 26, 1998, 3,283,000 shares of Common Stock, $.01 par value per share, of the Registrant were outstanding.

________________________________________________________________________________

TABLE OF CONTENTS

The Table of Contents is replaced in its entirety as follows:

                                  TABLE OF CONTENTS


                                                                            Page

Part I
------

          Item 1.   Business                                                   3
          Item 2.   Properties                                                10
          Item 3.   Legal Proceedings                                         10
          Item 4.   Submission of Matters to a Vote of Security Holders       10

Part II
-------

          Item 5.   Market for the Registrant's Common Equity
                    and Related Stockholder Matters                           11
          Item 6.   Selected Financial Data                                   11
          Item 7.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations             12
          Item 8.   Consolidated Financial Statements                         15
          Item 9.   Changes in and Disagreements
                    on Accounting and Financial Disclosure                    16

Part III
--------

          Item 10.  Directors and Executive Officers of the Registrant        16
          Item 11.  Executive Compensation                                    16
          Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management                                                16
          Item 13.  Certain Relations and Related Transactions                16

Part IV
-------

          Item 14.  Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K                                   17

________________________________________________________________________________


PART III
--------

Part III is inserted as follows:

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to the executive officers and directors of the Company is incorporated herein by reference to the sections entitled "Executive Officers of the Company and Election of Directors" in the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled "Security Ownership of Directors and Executive Officers" in the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 1998.


________________________________________________________________________________

SIGNATURES

The Signatures section is replaced in its entirety as follows:

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 NATIONAL WIRELESS HOLDINGS INC.
                                                --------------------------------
                                                                    (Registrant)


Date: January 29, 1998      By: /s/ Terrence S. Cassidy
                               -------------------------------------------------
                               Terrence S. Cassidy, Principal Executive Officer,
                                                 Principal Financial Officer and

                                                    Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                    Date


/s/ Terrence S. Cassidy
------------------------------
 Terrence S. Cassidy               Director                 January 29, 1998


/s/ Thomas R. DiBenedetto
------------------------------
 Thomas R. DiBenedetto             Director                 January 29, 1998


/s/ Louis B. Lloyd
------------------------------
 Louis B. Lloyd                    Director                 January 29, 1998


/s/ Michael A. McManus, Jr.
------------------------------
 Michael A. McManus, Jr.           Director                 January 29, 1998


/s/ Michael J. Specchio
------------------------------
 Michael J. Specchio               Director                 January 29, 1998