Form 10-Q
period 1998-01-31
NATIONAL WIRELESS HOLDINGS INC
filed 1998-03-16
CIK 915016

                                      FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934



                   For the quarterly period ended JANUARY 31, 1998
                                                  ----------------

                           Commission file number: 0-23598
                                                   --------


                            NATIONAL WIRELESS HOLDINGS INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                DELAWARE                                13-3735316
      ------------------------------------     ------------------------
(State or other jurisdiction of incorporation)      (IRS Employer Identification
No.)


249 ROYAL PALM WAY, SUITE 301, PALM BEACH, FLORIDA         33480
--------------------------------------------------     ---------------
(Address of principal executive offices)                 (Zip Code)


                                    (954) 832-0981
                                    --------------
                 (Registrant's telephone number, including area code)



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

     Common Stock, $.01 par value: 3,283,000 shares as of March 12, 1998.

NATIONAL WIRELESS HOLDINGS INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

                                                                       PAGE(S)
                                                                   -------------

Condensed Consolidated Balance Sheets as of January 31, 1998
    and October 31, 1997                                                    3

Condensed Consolidated Statements of Operations for the three months
     ended January 31, 1998 and 1997                                        4

Condensed Consolidated Statements of Cash Flows for the three months
     ended January 31, 1998 and 1997                                        5

Notes to Condensed Consolidated Financial Statements                      6-7

NATIONAL WIRELESS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)


                                                                                           JANUARY 31,       OCTOBER 31,
                                                                                              1998              1997
                                                                                       -----------------  ----------------
                                           ASSETS:

Current assets:
    Cash and cash equivalents                                                          $      35,359,181  $      21,256,356
    Marketable securities                                                                     38,597,434         49,598,687
    Trade and other receivables                                                                  904,510            893,498
    Due from related parties                                                                   1,178,093          1,178,093
    Prepaid expenses and other current assets                                                     66,080             52,447
                                                                                       ------------------ ------------------
                 Total current assets                                                         76,105,298         72,979,081
Wireless frequency license and acquisition costs, net of accumulated
    amortization of $115,708 and $106,165, respectively                                          266,003            275,548
Transmission and related equipment, net of accumulated
    amortization of $371,415 and $328,899, respectively                                          851,114            853,629
Leasehold improvements, office equipment and service vehicles, net
    of accumulated depreciation of $447,380 and $434,372, respectively                           332,959            364,113
Intangible assets, net of accumulated amortization of $495,796 and
    $419,086, respectively                                                                     3,877,226          3,983,956
Investments and other assets                                                                     809,226            629,331
                                                                                       ------------------ ------------------
                 Total assets                                                          $      82,241,826  $      79,085,658
                                                                                       ------------------ ------------------
                                                                                       ------------------ ------------------

                            LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
    Accounts payable and accrued expenses                                              $       3,687,541  $       1,890,734
    Current portion of long-term debt                                                            156,406            241,673
    Marketable securities - short sale                                                        12,112,400         16,559,375
    Income taxes payable                                                                       6,150,000              --
    Deferred income taxes                                                                     13,400,000         16,900,000
                                                                                       ------------------ ------------------
                 Total current liabilities                                                    35,506,347         35,591,782
Long-term debt                                                                                    21,226             24,348
Note payable to related party                                                                    400,000            400,000
                                                                                       ------------------ ------------------
                 Total liabilities                                                            35,927,573         36,016,130
                                                                                       ------------------ ------------------
Stockholders' equity:
    Preferred stock                                                                               --                 --
    Common Stock $.01 par value:  20,000,000 shares authorized;

       3,283,000 shares issued and outstanding                                                    32,830             32,830
    Paid-in capital                                                                           22,647,372         22,647,372
    Retained earnings                                                                         19,642,663         19,430,050
    Unrealized gains on investments, net                                                       3,991,388            959,275
                                                                                       ------------------ ------------------
                 Total stockholders' equity                                                   46,314,253         43,069,527
                                                                                       ------------------ ------------------

                 Total liabilities and stockholders' equity                            $      82,241,826  $      79,085,657
                                                                                       ------------------ ------------------
                                                                                       ------------------ ------------------

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)



                                                                                  FOR THE THREE MONTHS
                                                                                    ENDED JANUARY 31,
                                                                           ---------------------------------
                                                                                 1998              1997
                                                                           ---------------   ---------------

Revenue:
    Services                                                               $      1,071,735  $       506,004
    Interest income                                                                 380,429          195,756
    Dividend income                                                                 171,836             --
    Gain on sale of securities, net                                                 248,194             --
                                                                           ----------------- ----------------

                 Total revenue                                                    1,872,194          701,760
                                                                           ----------------- ----------------

Expenses:

    Cost of services                                                                383,593          340,923
    Wireless market and technology development                                                       157,813
    Professional fees                                                               135,404          103,334
    General and administrative                                                      728,918          442,192
    Depreciation and amortization                                                   178,118          185,032
    Interest expense                                                                 53,547           13,024
                                                                           ----------------- ----------------

                 Total expenses                                                   1,479,580        1,242,318
                                                                           ----------------- ----------------

Income (loss) from operations                                                       392,614         (540,558)

Minority interest                                                                    30,000            --
                                                                           ----------------- ----------------

Income (loss) before provision for income taxes                                     362,614         (540,558)

Provision for income taxes                                                          150,000            --
                                                                           ----------------- ----------------

Net income (loss)                                                          $        212,614  $      (540,558)
                                                                           ----------------- ----------------
                                                                           ----------------- ----------------

Net income (loss) per common share:

    Basic                                                                  $           0.06  $         (0.17)
                                                                           ----------------- ----------------
                                                                           ----------------- ----------------
    Diluted                                                                $           0.06  $         (0.17)
                                                                           ----------------- ----------------
                                                                           ----------------- ----------------

Weighted average number of common shares outstanding:
    Basic                                                                         3,283,000        3,179,753
                                                                           ----------------- ----------------
                                                                           ----------------- ----------------
    Diluted                                                                       3,318,752        3,180,593
                                                                           ----------------- ----------------
                                                                           ----------------- ----------------

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                                                                        FOR THE THREE MONTHS
                                                                                                          ENDED JANUARY 31,
                                                                                                ----------------    ---------------
                                                                                                      1998               1997
                                                                                                ----------------    ---------------
Cash flows from operating activities
    Net income (loss)                                                                           $       212,614     $     (540,558)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Depreciation and amortization                                                                 178,118            185,032
          Accretion of interest income                                                                    --              (146,879)
          Gain on sale of securities, net                                                              (248,194)
          Minority interest                                                                              30,000
    Changes in assets and liabilities:

       Due from related parties                                                                                             73,000
       Trade and other receivables                                                                      (11,012)           (36,384)
       Prepaid expenses and other current assets                                                        (13,633)            10,977
       Other assets                                                                                    (127,395)           (33,626)
       Accounts payable and accrued expenses                                                           (290,247)           (10,294)
       Due to related parties                                                                             --                63,600
       Income taxes payable                                                                             150,000
                                                                                                ----------------    ---------------
                 Net cash used in operating activities                                                 (119,749)          (435,132)
                                                                                                ----------------    ---------------

Cash flows from investing activities:

    Wireless frequency license and acquisition costs                                                     --                (97,757)
    Acquisition of transmission and related equipment                                                   (40,000)            (4,700)
    Acquisition of leasehold improvements, office equipment and

       service vehicles                                                                                 (18,196)           (53,427)
    Acquisition of marketable securities                                                             (2,941,973)
    Proceeds from the sale of marketable securities                                                   5,231,586
    Proceeds of marketable securities-short sale                                                     12,132,047
    Purchases of U.S. treasury securities                                                                              (11,693,040)
    Acquisition of EDSS                                                                                                 (1,439,200)
    Increase in investments                                                                             (52,500)          (104,500)
                                                                                                ----------------    ---------------
                 Net cash provided by (used in) investing activities                                 14,310,964        (13,392,624)
                                                                                                ----------------    ---------------

Cash flows from financing activities:

    Principal payments of long-term debt                                                                (88,390)           (76,068)
                                                                                                ----------------    ---------------
                 Net cash used in financing activities                                                  (88,390)           (76,068)
                                                                                                ----------------    ---------------

Net increase (decrease) in cash and cash equivalents, end of period                                  14,102,825        (13,903,824)
Cash and cash equivalents, beginning of period                                                       21,256,356         14,788,765
                                                                                                ----------------    ---------------

                 Cash and cash equivalents, end of period                                       $    35,359,181     $      884,941
                                                                                                ----------------    ---------------
                                                                                                ----------------    ---------------
Supplemental disclosure of cash flow information:

    Cash paid for interest                                                                      $        53,547     $       13,024
                                                                                                ----------------    ---------------
                                                                                                ----------------    ---------------

Non-cash financing and investing activities:
The Company closed 400,000 shares of its short sale positions by delivery of marketable securities.

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


    1.  BASIS OF PRESENTATION:

        The accompanying unaudited condensed consolidated financial statements of National Wireless Holdings, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial statements for these interim periods, have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 (File No. 0-23598) and filed with the Securities and Exchange Commission.

    2.  NET INCOME (LOSS) PER SHARE DATA:

        The Company adopted the provisions of SFAS No. 128 "Earnings per Share" effective for the three months ended January 31, 1998, with restatement of all prior periods presented. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share reflects the potential dilution if securities (stock options) were exercised or converted into common stock.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED), CONTINUED



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

    7.  SUBSEQUENT EVENTS:

        On March 4, 1998, the Company agreed to purchase by July 31, 1998, for $1,200,000, shares of Series A Preferred Stock of Electronic Data Submission Systems, Inc. ("EDSS"), which when combined with its existing share ownership represents 58% of the outstanding common stock and, with additional voting rights, 82% control of EDSS. The Company will pay for such securities with $1,000,000 in cash and $200,000 reduction in the principal amount of a note outstanding pursuant to a loan agreement between EDSS and the Company, dated June 19, 1995. After such transaction, the Company will have outstanding loans to EDSS of $788,000. The President of EDSS, also agreed to convert $200,000 of indebtedness owed to him by EDSS into Series B Convertible Preferred Stock of EDSS.

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

     National Wireless Holdings Inc. (the "Company") was incorporated in Delaware on August 31, 1993. The Company's fiscal year ends on October 31.

Results of Operations

THREE MONTHS ENDED JANUARY 31, 1998 AS COMPARED TO THREE MONTHS ENDED JANUARY 31, 1997:

Service Revenue:
Service revenue increased from $506,004 for the three months ended January 31, 1997 to $1,071,735 for the three months ended January 31, 1998 primarily as a result of increased revenues of EDSS (as described below), a majority owned subsidiary acquired in December 1996, and commencement of a consulting agreement with a subsidiary of BellSouth Corporation.

Interest and Dividend Income:
Interest income increased from $195,756 for the three months ended January 31, 1997 to $380,429 for the three months ended January 31, 1998 primarily as a result of increased cash and treasury securities balances, and dividend income increased from $0 for the three months ended January 31, 1997 to $171,836 for the three months ended January 31, 1998 as a result of dividends paid on BellSouth common stock acquired in June 1997.

Gain on Sale of Securities:
Gain on sale of securities increased from $0 for the three months ended January 31, 1997 to $248,194 for the three months ended January 31, 1998 as a result of sales of BellSouth common stock acquired in June 1997.

Cost of Services:
Cost of services increased from $340,923 for the three months ended January 31, 1997 to

$383,593 for the three months ended January 31, 1998 as a result of increased operating costs and the acquisitions referred to above.

Wireless Market and Technology Development:
Wireless market and technology development expenses decreased from $157,813 for the three months ended January 31, 1997 to $0 for the three months ended January 31, 1998 as a result of the elimination of activity in the development of the Miami market due to the sale of its South Florida wireless cable subsidiary as described below.

Professional Fees:
Professional fees increased from $103,334 in the three months ended January 31, 1997 to $135,404 in the three months ended January 31, 1998 as a result of additional activity relating to subsidiaries and corporate actions.

General and Administrative:
General and administrative expense increased from $442,192 in the three months ended January 31, 1997 to $728,918 in the three months ended January 31, 1998 primarily as a result of increased business levels resulting from TLC and EDSS.

Depreciation and Amortization:
Depreciation and amortization decreased from $185,032 in the three months ended January 31, 1997 to $178,118 in the three months ended January 31, 1998 primarily as a result of the sale of its South Florida wireless cable subsidiary as described below.

Interest Expense:
Interest expense increased from $13,024 in the three months ended January 31, 1997 to $53,547 in the three months ended January 31, 1998 due to charges on hedge positions.

Income from Operations:
As a result of the foregoing events, income from operations increased from ($540,558) in the three months ended January 31, 1997 to $392,614 in the three months ended January 31, 1998.

Net Income:
Net income increased from a loss of ($540,558) for the three months ended January 31, 1997 to $212,614 for the three months ended January 31, 1998 as a result of the foregoing events.


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

     As of January 31, 1998, the Company had approximately $52 million in cash and net marketable BellSouth common stock as well as its interest in EDSS, its full-service teleport and satellite uplink facility in Miami, its investment in an educational video programming distributor, its investment in Landtel, and investments in other early stage companies.

     In the three months ended January 31, 1998, the Company sold portions of its position in BellSouth common stock. While the Company continues to review its position in BellSouth common stock and from time to time has sold and purchased shares and options on the position, it has not yet determined whether it will sell or hedge its remaining BellSouth securities in the near future or how it will invest the proceeds of any such sale.

     On March 4, 1998, the Company agreed to purchase by July 31, 1998, for $1,200,000 shares of Series A Preferred Stock of Electronic Data Submission Systems, Inc. ("EDSS"), which when combined with its existing share ownership represents 58% of the outstanding common stock and, with additional voting rights, 82% control of EDSS. The Company will pay for such securities with $1,000,000 in cash and $200,000 reduction in the principal amount of a note outstanding pursuant to a loan agreement between EDSS and the Company, dated June 19, 1995. After such transaction the Company will have outstanding loans to EDSS of $988,000, which have been eliminated from the balance sheet in consolidation. The Company may invest additional amounts in EDSS to finance its sales growth.

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


Item 4.   Submission of Matters to a Vote of Security Holders.

               Not applicable.


Item 5.   Other Information.

     On March 4, 1998, the Company agreed to purchase by July 31, 1998, for $1,200,000 shares of Series A Preferred Stock of Electronic Data Submission Systems, Inc. ("EDSS"), which when combined with its existing share ownership represents 58% of the outstanding common stock and, with additional voting rights, 82% control of EDSS. The Company will pay for such securities with $1,000,000 in cash and $200,000 reduction in the principal amount of a note outstanding pursuant to a loan agreement between EDSS and the Company, dated June 19, 1995. After such transaction the Company will have outstanding loans to EDSS of $788,000, which have been eliminated from the balance sheet in consolidation. Joseph D. Truscelli, President of EDSS, also agreed to convert $200,000 of indebtedness owed to him by EDSS into Series B Convertible Preferred Stock of EDSS.

Item 6.  Exhibits and Reports on Form 8-K.

                              (a)  Exhibits:
                                   Exhibit 10.45 - Subscription Agreement, dated March 4, 1998, between the Company and Joseph
                                   D. Truscelli and EDSS
                              (b)  Reports on Form 8-K:
                                   None.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 12, 1998
                                        NATIONAL WIRELESS HOLDINGS INC.
                                                  (Registrant)


                                        By:  /s/ Terrence S. Cassidy
                                             -----------------------
                                        Terrence S. Cassidy, President and
                                        Principal Accounting Officer