Form 10-Q/A
period 1998-01-31
NATIONAL WIRELESS HOLDINGS INC
filed 1998-03-26
CIK 915016

                                    FORM 10-Q/A
                                  AMENDMENT N0. 1

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

          The Registrant hereby amends the disclosure contained in Part I and
Part II of the Registrant's Quarterly Report on Form 10-Q for the period ended January 31, 1998 to revise Part I Item 2, Part II Item 5 and the information required thereunder. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of
Part I Item 2, as amended, and Part II Item 5, as amended is as follows:


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

     As of January 31, 1998, the Company had approximately $62 million in cash and net marketable BellSouth common stock as well as its interest in EDSS, its full-service teleport and satellite uplink facility in Miami, its investment in an educational video programming distributor, its investment in Landtel, and investments in other early stage companies.

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

     On March 4, 1998, the Company agreed to purchase by July 31, 1998, for $1,200,000 shares of Series A Preferred Stock of Electronic Data Submission Systems, Inc. ("EDSS"), which when combined with its existing share ownership represents 58% of the outstanding common stock and, with additional voting rights, 82% control of EDSS. The Company will pay for such securities with $1,000,000 in cash and $200,000 reduction in the principal amount of a note outstanding pursuant to a loan agreement between EDSS and the Company, dated June 19, 1995. After such transaction the Company will have outstanding loans to EDSS of $788,000. The outstanding balance at January 31, 1998 under this loan agreement has been eliminated from the balance sheet in consolidation. The Company may invest additional amounts in EDSS to finance its sales growth.

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

PART II - OTHER INFORMATION

Item 5.   Other Information.

          On March 4, 1998, the Company agreed to purchase by July 31, 1998, for $1,200,000 shares of Series A Preferred Stock of Electronic Data Submission Systems, Inc. ("EDSS"), which when combined with its existing share ownership represents 58% of the outstanding common stock and, with additional voting rights, 82% control of EDSS. The Company will pay for such securities with $1,000,000 in cash and $200,000 reduction in the principal amount of a note outstanding pursuant to a loan agreement between EDSS and the Company, dated June 19, 1995. After such transaction the Company will have outstanding loans to EDSS of $788,000, which will be eliminated from the balance sheet in consolidation. Joseph D. Truscelli, President of EDSS, also agreed to convert $200,000 of indebtedness owed to him by EDSS into Series B Convertible Preferred Stock of EDSS.

                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 26, 1998

                                              NATIONAL WIRELESS HOLDINGS INC.
                                              -------------------------------
                                                       (Registrant)


                                             By: /s/ Terrence S. Cassidy
                                                -----------------------------
                                             Terrence S. Cassidy, President and
                                             Principal Accounting Officer