Form 10-Q
period 1998-04-30
NATIONAL WIRELESS HOLDINGS INC
filed 1998-06-10
CIK 915016

                                     FORM 10-Q


                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934



                   For the quarterly period ended April 30, 1998
                                                  --------------

                          Commission file number: 0-23598
                                                 --------


                          NATIONAL WIRELESS HOLDINGS INC.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                 Delaware                                 13-3735316
---------------------------------------------- ---------------------------------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)


     249 Royal Palm Way, Suite 301, Palm Beach, Florida          33480
     --------------------------------------------------          -----
          (Address of principal executive offices)             (Zip Code)


                                   (561) 822-9933
                                   --------------
                (Registrant's telephone number, including area code)



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

          Common Stock, $.01 par value: 3,283,000 shares as of June 9, 1998.

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

     The Company was incorporated in Delaware on August 31, 1993. The Company's fiscal year ends on October 31.

RESULTS OF OPERATIONS

SIX MONTHS ENDED APRIL 30, 1998 AS COMPARED TO SIX MONTHS ENDED APRIL 30, 1997:

Service Revenue:
Service revenue increased from $1,345,398 for the six months ended April 30, 1997 to $2,144,320 for the six months ended April 30, 1998 primarily as a result of increased revenues of EDSS (as described below), a majority owned subsidiary acquired in December 1996, and commencement of a consulting agreement with a subsidiary of BellSouth Corporation.

Interest and Dividend Income:
Interest income increased from $352,625 for the six months ended April 30, 1997 to $908,605 for the six months ended April 30, 1998 primarily as a result of increased cash balances, and dividend income increased from $0 for the six months ended April 30, 1997 to $293,271 for the six months ended April 30, 1998 as a result of dividends paid on BellSouth common stock acquired in June 1997.

Realized Gain on Sale of Securities:
Realized Gain on sale of securities increased from $0 for the six months ended April 30, 1997 to $704,782 for the six months ended April 30, 1998 as a result of sales of BellSouth common stock acquired in June 1997.

Cost of Services:
Cost of services increased from $681,864 for the six months ended April 30, 1997 to $852,726 for the six months ended April 30, 1998 as a result of increased operating costs and the acquisitions referred to above.

Wireless Market and Technology Development:
Wireless market and technology development expenses decreased from $325,970 for the six months ended April 30, 1997 to $50,000 for the six months ended April 30, 1998 primarily as a result of the elimination of activity in the development of the Miami market due to the sale of the Company's South Florida wireless cable subsidiary as described below.

Professional Fees:
Professional fees decreased from $267,846 in the six months ended April 30, 1997 to $264,674 in the six months ended April 30, 1998 reflecting continued activity relating to subsidiaries and corporate actions.

General and Administrative:
General and administrative expense increased from $853,850 in the six months ended April 30, 1997 to $1,630,133 in the six months ended April 30, 1998 primarily as a result of increased costs to support the growth of EDSS.

Depreciation and Amortization:
Depreciation and amortization decreased from $405,346 in the six months ended April 30, 1997 to $361,059 in the six months ended April 30, 1998 primarily as a result of the sale of its South Florida wireless cable subsidiary as described below.

Interest Expense:
Interest expense increased from $32,227 in the six months ended April 30, 1997 to $131,752 in the six months ended April 30, 1998 due to charges on securities transactions.

Income from Operations:
As a result of the foregoing events, income from operations was $760,634 for the six months ended April 30, 1998 as compared to a loss from operations of ($869,080) for the six months ended April 30, 1997.

Net Income:
Net income was $760,634 for the six months ended April 30, 1998 as compared to a net loss of ($869,080) for the six months ended April 30, 1997 as a result of the foregoing events.

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

     As of April 30, 1998, the Company had approximately $57 million in cash and net marketable BellSouth common stock as well as its interest in EDSS, its full-service teleport and satellite uplink facility in Miami, its ownership of an educational video programming distributor, its investment in Landtel Communications, Inc. and investments in other early stage companies.

     In the six months ended April 30, 1998, the Company sold portions of its position in BellSouth common stock. While the Company continues to review its position in BellSouth common stock and from time to time has sold and purchased shares and options on the position, it has not yet determined whether it will sell or hedge its remaining BellSouth securities in the near future or how it will invest the proceeds of any such sale.

     On March 4, 1998, the Company agreed to purchase by July 31, 1998, for $1,200,000 shares of Series A Preferred Stock of Electronic Data Submission Systems, Inc. ("EDSS"), which when combined with its existing share ownership represents 58% of the outstanding common stock and, with additional voting rights, 82% control of EDSS. The Company will pay for such securities with $1,000,000 in cash and $200,000 reduction in the principal amount of a note outstanding pursuant to a loan agreement between EDSS and the Company, dated June 19, 1995. After such transaction the Company will have outstanding loans to EDSS of $788,000. The outstanding balance under this loan agreement has been eliminated from the balance sheet in consolidation. The Company may invest additional amounts in EDSS to finance its sales growth. Operating overhead costs of EDSS have increased in order to support its continued growth. The Company anticipates related increased revenues at EDSS in the next three to six months.

     The Company may, when and if the opportunity arises, acquire or invest in other businesses in the wireless telecommunications industry, media businesses or in unrelated areas. If such an opportunity arises, the Company may use a portion of its funds for that purpose. For instance, the Company has invested $100,000 through April 30, 1998 in Landtel and may invest up to an additional $9,740,000 in Landtel to fund a possible acquisition of a British telecommunications company. Other than Landtel, the Company has no specific arrangements with respect to any such acquisitions or investments at the present time. There can be no assurance that any such acquisitions or investments will be made.

NATIONAL WIRELESS HOLDINGS INC.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Contents





                                                                                                  Page(s)
                                                                                                 --------

Condensed Consolidated Balance Sheets as of April 30, 1998
  and October 31, 1997                                                                                 3

Condensed Consolidated Statements of Operations for the three months and six months
  ended April 30, 1998 and 1997                                                                        4

Condensed Consolidated Statements of Cash Flows for the six months
  ended April 30, 1998 and 1997                                                                        5

Notes to Condensed Consolidated Financial Statements                                                 6-7

NATIONAL WIRELESS HOLDINGS INC.

Condensed Consolidated Balance Sheets

(Unaudited)


                                                                                      April 30,      October 31,
                                                                                        1998            1997
                                                                                    ------------    ------------
                                          ASSETS:
Current assets:
  Cash and cash equivalents                                                         $ 38,126,172    $ 21,256,356
  Marketable securities                                                               34,201,624      49,598,687
  Trade and other receivables                                                            980,134         893,498
  Due from related parties                                                             1,178,093       1,178,093
  Prepaid expenses and other current assets                                              133,542          52,447
                                                                                    ------------    ------------
      Total current assets                                                            74,619,565      72,979,081
Wireless frequency license and acquisition costs, net of accumulated
  amortization of $125,251 and $106,165, respectively                                    256,460         275,546
Transmission and related equipment, net of accumulated
  amortization of $425,703 and $328,899, respectively                                    995,378         853,629
Leasehold improvements, office equipment and service vehicles, net
  of accumulated depreciation of $473,567 and $569,022, respectively                     369,523         364,113
Intangible assets, net of accumulated amortization of $570,506 and
  $419,086, respectively                                                               3,782,536       3,983,956
Investments and other assets                                                             881,043         629,331
                                                                                    ------------    ------------
      Total assets                                                                  $ 80,904,505    $ 79,085,656
                                                                                    ------------    ------------
                                                                                    ------------    ------------

                                LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable and accrued expenses                                             $  4,167,355    $  1,890,734
  Current portion of long-term debt                                                       28,444         241,673
  Marketable securities - short sale                                                  12,850,000      16,559,375
  Income taxes payable                                                                 8,300,000           -
  Deferred income taxes                                                                8,800,000      16,900,000
                                                                                    ------------    ------------
      Total current liabilities                                                       34,145,799      35,591,782
Long-term debt                                                                            72,154          24,348
Note payable to related party                                                            350,000         400,000
                                                                                    ------------    ------------
      Total liabilities                                                               34,567,953      36,016,130
                                                                                    ------------    ------------
Stockholders' equity:
  Preferred stock                                                                          -               -
  Common Stock $.01 par value:  20,000,000 shares authorized;
    3,283,000 shares issued and outstanding                                               32,830          32,830
  Paid-in capital                                                                     22,647,372      22,647,372
  Retained earnings                                                                   19,890,684      19,430,049
  Unrealized gains on investments, net                                                 3,765,666         959,275
                                                                                    ------------    ------------
      Total stockholders' equity                                                      46,336,552      43,069,526
                                                                                    ------------    ------------
      Total liabilities and stockholders' equity                                    $ 80,904,505    $ 79,085,656
                                                                                    ------------    ------------
                                                                                    ------------    ------------


See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)


                                                        For the Three Months           For the Six Months
                                                           Ended April 30,              Ended April 30,
                                                     --------------------------    --------------------------
                                                        1998            1997          1998           1997
                                                     -----------    -----------    -----------    -----------

Revenue:
  Services                                           $ 1,072,585    $   839,394    $ 2,144,320    $ 1,345,398
  Interest income                                        528,176        156,869        908,605        352,625
  Dividend income                                        121,435           -           293,271           -
  Realized gain on sale of securities                    456,588           -           704,782           -
                                                     -----------    -----------    -----------    -----------
            Total revenue                              2,178,784        996,263      4,050,978      1,698,023
                                                     -----------    -----------    -----------    -----------

Expenses:
  Cost of services                                       469,133        340,941        852,726        681,864
  Wireless market and
    technology development                                50,000        168,157         50,000        325,970
  Professional fees                                      129,270        164,512        264,674        267,846
  General and administrative                             901,215        411,658      1,630,133        853,850
  Depreciation and amortization                          182,941        220,314        361,059        405,346
  Interest expense                                        78,205         19,203        131,752         32,227
                                                     -----------    -----------    -----------    -----------
            Total expenses                             1,810,764      1,324,785      3,290,344      2,567,103
                                                     -----------    -----------    -----------    -----------

Income (loss) from operations                            368,020      (328,522)        760,634      (869,080)

Minority interest income                                  30,000          -               -             -
                                                     -----------    -----------    -----------    -----------

Income (loss) before provision for
  income taxes                                           398,020      (328,522)        760,634      (869,080)

Provision for income taxes                               150,000          -            300,000          -
                                                     -----------    -----------    -----------    -----------

Net income (loss)                                    $   248,020    $ (328,522)    $   460,634    $ (869,080)
                                                     -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------

Net income (loss) per common share:
  Basic                                              $      0.08    $    (0.10)    $      0.14    $    (0.27)
                                                     -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------
  Diluted                                            $      0.08    $    (0.10)    $      0.14    $    (0.26)
                                                     -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------

Weighted average number of common
  shares outstanding:
    Basic                                              3,283,000      3,253,000      3,283,000      3,253,000
                                                     -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------
    Diluted                                            3,283,000      3,288,752      3,283,000      3,288,752
                                                     -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------




See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)


                                                                                           For the Six Months
                                                                                            Ended April 30,
                                                                                    -------------------------------
                                                                                        1998               1997
                                                                                    ------------       ------------


Cash flows from operating activities
  Net  income (loss)                                                                $    460,634       $  (869,080)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                                      361,059            405,346
      Accretion of interest income                                                                        (298,014)
      Realized gain on sale of securities                                              (704,782)
      Deferred income taxes                                                         (10,500,000)
  Changes in assets and liabilities:
    Due from related parties                                                                                 73,000
    Trade and other receivables                                                         (86,636)          (197,978)
    Prepaid expenses and other current assets                                           (81,095)             14,171
    Other assets                                                                       (128,712)          (169,649)
    Accounts payable and accrued expenses                                                105,566            330,320
    Due to related                                                                                           43,390
    Current income taxes payable                                                       8,300,000
                                                                                    ------------       ------------
            Net cash used in operating activities                                    (2,273,966)          (668,494)
                                                                                    ------------       ------------

Cash flows from investing activities:
  Wireless frequency license and acquisition costs                                          -             (170,190)
  Acquisition of transmission and related equipment                                    (238,553)           (40,900)
  Acquisition of leasehold improvements, office equipment and
    service vehicles                                                                    (90,776)          (192,718)
  Acquisition of marketable securities                                               (6,676,538)
  Proceeds of sale of marketable securities                                           14,306,025
  Proceeds of marketable securities-short sale                                        12,132,047
  Purchases of U.S. treasury securities                                                                (11,693,040)
  Proceeds from redemption of U.S. securities                                                               199,140
  Acquisition of EDSS                                                                                   (1,439,200)
  Increase in investments                                                              (123,000)          (104,500)
                                                                                    ------------       ------------
            Net cash provided by (used in) investing activities                       19,309,205       (13,441,408)
                                                                                    ------------       ------------

Cash flows from financing activities:
  Principal payments of long-term debt                                                 (165,423)          (186,096)
                                                                                    ------------       ------------
            Net cash used in financing activities                                      (165,423)          (186,096)
                                                                                    ------------       ------------

Net increase (decrease) in cash and cash equivalents                                  16,869,816       (14,295,998)
Cash and cash equivalents, beginning of period                                        21,256,356         14,788,765
                                                                                    ------------       ------------

            Cash and cash equivalents, end of period                                $ 38,126,172       $    492,767
                                                                                    ------------       ------------
                                                                                    ------------       ------------

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                            $     53,547       $     32,227
                                                                                    ------------       ------------
                                                                                    ------------       ------------
  Cash paid for taxes                                                               $  2,500,000       $       -
                                                                                    ------------       ------------
                                                                                    ------------       ------------


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


2.   Net Income (Loss) Per Share Data:

     The Company adopted the provisions of SFAS No. 128 "Earnings per Share" effective November 1, 1997, with restatement of all prior periods presented. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share reflects the potential dilution if securities (stock options) were exercised or converted into common stock.


3.   Acquisition of EDSS:

     On December 13, 1996, the Company exercised a warrant and an option to purchase shares of the common stock of Electronic Data Submission Systems, Inc. ("EDSS"), which when combined with its existing share ownership represents 50% of the outstanding common stock and, pursuant to the EDSS Shareholders Agreement dated as of July 25, 1996, control of EDSS. The aggregate purchase price for the purchase of EDSS shares was $1,887,500. The acquisition has been accounted for under the purchase method of accounting and the results of operations from the date of purchase have been reflected in the consolidated statement of operations. The purchase price has been allocated principally to intangible assets (goodwill) and is being amortized over 15 years.

     On September 10, 1997 the Company purchased an additional 5% of the common stock of EDSS from the president of EDSS for $750,000.

     On March 4, 1998, the Company agreed to purchase by July 31, 1998, for $1,200,000, shares of Series A Preferred Stock of Electronic Data Submission Systems, Inc. ("EDSS"), which when combined with its existing share ownership represents 58% of the outstanding common stock and, with additional voting rights, 82% control of EDSS. The Company will pay for such securities with $1,000,000 in cash and $200,000 reduction in the principal amount of a


Continued

Notes to Condensed Consolidated Financial Statements
(unaudited), Continued

     note outstanding pursuant to a loan agreement between EDSS and the Company, dated June 19, 1995. After such transaction, the Company will have outstanding loans to EDSS of $788,000. The President of EDSS, also agreed to convert $200,000 of indebtedness owed to him by EDSS into Series B Convertible Preferred Stock of EDSS.


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


5.   Due from Related Parties:

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


Item 4.   Submission of Matters to a Vote of Security Holders.

          At its Annual Meeting of Stockholders held on April 17, 1998 and, as adjourned, on May 13, 1998, the Company's stockholders approved and ratified the following actions:

1. Approval of the 1997 Equity Incentive Plan, as amended


   Number of        Number of           Number of           Number of
   Votes For        Votes Against       Votes Abstaining    Broker Non-Votes

   1,231,395        341,517             24,400              1,112,852


2. Election of Directors:

   The following individual was elected as a director of the Corporation:


                                   Number of      Number of
                                   Votes For      Votes Withheld
   Louis B. Lloyd - Class I        2,600,974      2,300


   to serve until the 2001 Annual Meeting of Stockholders and until his respective successor has been elected and has qualified.

3. 381,750 shares of all shares entitled to vote were voted in favor of, and 9,950 votes were withheld for, the appointment of Coopers & Lybrand L.L.P. as independent auditors of the Corporation until the next Annual Meeting of Stockholders.

Item 5.   Other Information.

          Not applicable.


Item 6.   Exhibits and Reports on Form 8-K.

                    (a)   Exhibits:
                          None
                    (b)   Reports on Form 8-K:
                          None.

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 9, 1998

                                        NATIONAL WIRELESS HOLDINGS INC.
                                        -------------------------------
                                                  (Registrant)


                                        By: /s/ Terrence S. Cassidy
                                            -----------------------
                                        Terrence S. Cassidy, President and
                                        Principal Accounting Officer