Form 10-Q
period 1998-07-31
NATIONAL WIRELESS HOLDINGS INC
filed 1998-09-17
CIK 915016

                                     FORM 10-Q


                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934



                    For the quarterly period ended July 31, 1998

                          Commission file number: 0-23598



                          NATIONAL WIRELESS HOLDINGS INC.
              --------------------------------------------------------
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

          Common Stock, $.01 par value: 3,283,000 shares as of September 9,
1998.

NATIONAL WIRELESS HOLDINGS INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


CONTENTS


                                                                         Page(s)
                                                                         -------

Condensed Consolidated Balance Sheets as of July 31, 1998
     and October 31, 1997                                                   3

Condensed Consolidated Statements of Income for the three months
     and nine months ended July 31, 1998 and 1997                           4

Condensed Consolidated Statements of Cash Flows for the nine months
     ended July 31, 1998 and 1997                                           5

Notes to Condensed Consolidated Financial Statements                       6-7

NATIONAL WIRELESS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

                                                                        July 31,     October 31,
                                                                          1998          1997
                                ASSETS:                               ------------  ------------
Current assets:
 Cash and cash equivalents                                            $ 40,565,236  $ 21,256,356
 Marketable securities                                                  30,694,241    49,598,687
 Trade and other receivables                                               779,402       893,498
 Due from related parties                                                   78,093     1,178,093
 Prepaid expenses and other current assets                                 204,270        52,447
                                                                      ------------  ------------
        Total current assets                                            72,321,242    72,979,081
Wireless frequency license and acquisition costs, net of accumulated
  amortization of $133,794 and $106,165, respectively                      247,917       275,546
Transmission and related equipment, net of accumulated
  amortization of $474,705 and $328,899, respectively                      979,689       853,629
Leasehold improvements, office equipment and service vehicles, net
  of accumulated depreciation of $526,866 and $569,022, respectively       444,713       364,113
Intangible assets, net of accumulated amortization of $641,216 and
  $419,086, respectively                                                 3,611,826     3,983,956
Investments and other assets                                               796,245       629,331
                                                                      ------------  ------------
        Total assets                                                  $ 78,401,632  $ 79,085,656
                                                                      ============  ============
                 LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
 Accounts payable and accrued expenses                                $  3,768,288  $  1,890,734
 Current portion of long-term debt                                           6,417       241,673
 Marketable Securities - Short Sale                                     13,662,500    16,559,375
 Current income taxes                                                    5,600,000
 Deferred income taxes                                                   9,600,000    16,900,000
                                                                      ------------  ------------
        Total current liabilities                                       32,637,205    35,591,782
Long-term debt                                                              64,143        24,348
Due to related parties                                                     250,000       400,000
                                                                      ------------  ------------
        Total liabilities                                               32,951,348    36,016,130
                                                                      ------------  ------------
Stockholders' equity:
 Preferred stock $.01 par value: 1,000,000 shares authorized;
  no shares issued or outstanding stock, $.01 par value:  20,000,000
  shares authorized; 3,283,000 shares issued and outstanding                32,830        32,830
 Paid-in capital                                                        22,647,372    22,647,372
 Retained earnings                                                      20,119,491    19,430,049
 Unrealized gains on investments                                         2,650,591       959,275
                                                                      ------------  ------------
        Total stockholders' equity                                      45,450,284    43,069,526
                                                                      ------------  ------------
        Total liabilities and stockholders' equity                    $ 78,401,632  $ 79,085,656
                                                                      ============  ============

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

                                             FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                ENDED JULY 31,                  ENDED JULY 31,
                                          ---------------------------     ---------------------------
                                             1998            1997            1998            1997
                                          -----------     -----------     -----------     -----------
Revenue:
 Services                                 $ 1,084,870     $   964,862     $ 3,229,190     $ 2,310,260
 Interest income                              529,181         194,830       1,437,786         547,455
 Dividend income                              116,452         269,396         409,723         269,396
 Gain on sale of securities                   674,252                       1,379,034           -
                                          -----------     -----------     -----------     -----------
        Total revenue                       2,404,755       1,429,088       6,455,733       3,127,111
                                          -----------     -----------     -----------     -----------

Expenses:
 Cost of services                             521,204         431,764       1,373,930       1,113,628
 Wireless market and
  technology development                      204,000         129,452         254,000         455,422
 Professional fees                            122,939         124,414         387,613         392,260
 General and administrative                   812,242         952,016       2,442,375       1,805,866
 Depreciation and amortization                189,559         184,601         550,618         589,947
 Interest expense                              26,004          19,687         157,756          51,914
                                          -----------     -----------     -----------     -----------
        Total expenses                      1,875,948       1,841,934       5,166,292       4,409,037
                                          -----------     -----------     -----------     -----------

Income (loss) from operations                 528,807        (412,846)      1,289,441      (1,281,926)
Gain on sale of SFTV                                       44,396,516                      44,396,516
Minority interest                               -               -               -
                                          -----------     -----------     -----------     -----------
        Income before provision
          for income taxes                    528,807      43,983,670       1,289,441      43,114,590

Provision for income taxes-current            300,000      16,900,000         600,000      16,900,000
                                          -----------     -----------     -----------     -----------

Net income                                $   228,807     $27,083,670     $   689,441     $26,214,590
                                          ===========     ===========     ===========     ===========

Net income per common share:
  Basic                                   $      0.07     $      8.33     $      0.21     $      8.06
                                          ===========     ===========     ===========     ===========
  Diluted                                 $      0.07     $      8.23     $      0.21     $      7.97
                                          ===========     ===========     ===========     ===========
Weighted average number of common
 shares outstanding:
  Basic                                     3,283,000       3,253,000       3,283,000       3,253,000
                                          ===========     ===========     ===========     ===========
  Diluted                                   3,283,000       3,288,752       3,283,000       3,288,752
                                          ===========     ===========     ===========     ===========


See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                        FOR THE NINE MONTHS
                                                                           ENDED JULY 31,
                                                                     --------------------------
                                                                        1998           1997
                                                                     -----------    -----------
Cash flows from operating activities:
 Net income                                                          $   689,441    $26,214,590
 Adjustments to reconcile net income to net cash used in
  operating activities:
   Depreciation and amortization                                         550,618        589,947
   Accretion of interest income                                                        (306,100)
   Realized gain on sale of securities                                (1,379,034)   (44,396,516)
   Deferred income taxes                                             (11,800,000)    16,900,000
 Changes in assets and liabilities:
  Due from related parties                                             1,100,000     (1,105,094)
  Trade receivables and other receivables                                114,096       (875,421)
  Prepaid expenses and other current assets                             (151,823)        13,762
  Other assets                                                          (158,376)        82,405
  Accounts payable and accrued expenses                                2,098,785        688,071
  Current income taxes payable                                         5,600,000
  Due to related parties and other                                                      496,181
                                                                     -----------    -----------
        Net cash used in operating activities                         (3,336,293)    (1,698,175)
                                                                     -----------    -----------
Cash flows from investing activities:
 Wireless frequency license and acquisition costs                          -           (170,190)
 Acquisition of transmission and related equipment                      (272,866)       (40,900)
 Acquisition of leasehold improvements, office equipment and
  service vehicles                                                      (224,191)      (192,718)
 Acquisition of marketable securities                                (16,901,277)
 Proceeds of marketable securities                                    28,125,920
 Proceeds of marketable securities-short sale                         12,132,048     13,652,000
 Purchases of U.S. treasury securities                                              (15,693,040)
 Proceeds from redemption of U.S. securities                                         15,999,140
 Acquisition of EDSS                                                                 (1,543,700)
 Increase in investments                                                 (19,000)       (78,786)
 Other                                                                               (1,105,094)
                                                                     -----------    -----------
        Net cash provided by (used in) investing activities           22,840,634     10,826,712
                                                                     -----------    -----------
Cash flows from financing activities:
 Principal payments of long-term debt                                   (195,461)      (293,961)
 Exercise of stock options                                                              226,449
                                                                     -----------    -----------
        Net cash used in financing activities                           (195,461)       (67,512)
                                                                     -----------    -----------

Net increase in cash and cash equivalents, end of period              19,308,880      9,061,025
Cash and cash equivalents, beginning of period                        21,256,356     14,788,765
                                                                     -----------    -----------

        Cash and cash equivalents, end of period                     $40,565,236    $23,849,790
                                                                     ===========    ===========
Supplemental disclosure of cash flow information:
 Cash paid for interest                                              $   157,756    $    32,227
                                                                     ===========    ===========
 Cash paid for taxes                                                 $ 4,500,000    $    -
                                                                     ===========    ===========


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

2.   NET INCOME PER SHARE DATA:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED), CONTINUED



     On March 4, 1998, the Company agreed to and did purchase on July 31, 1998, for $1,200,000, shares of Series A Preferred Stock of Electronic Data Submission Systems, Inc. ("EDSS"), which when combined with its existing share ownership represents 58% of the outstanding common stock and, with additional voting rights, 82% control of EDSS. The Company paid for such securities with $1,000,000 in cash and $200,000 reduction in the principal amount of a note outstanding pursuant to a loan agreement between EDSS and the Company, dated June 19, 1995. After such transaction, the Company has outstanding loans to EDSS of $788,000. The President of EDSS, also agreed to convert $200,000 of indebtedness owed to him by EDSS into Series B Convertible Preferred Stock of EDSS.


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

5.   DUE FROM RELATED PARTIES:

     On July 9, 1997 the Company loaned $1,100,000 to an officer of the Company under a note receivable which bears interest at 8% and was paid on June 26, 1998. The officer pledged 100,000 shares of the Company's common stock as collateral.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     National Wireless Holdings Inc. ("NWH" or the "Company") is a holding and strategic resource company for telecommunications and other businesses. The Company currently operates an electronic data interchange company, providing links between healthcare providers and third party payors. In addition, the Company operates a satellite programming uplink facility, an educational programming distribution company and other early stage businesses. The Company also seeks to support, finance and acquire new businesses and technologies in the telecommunications and other industries. The Company also acquired an interest in a company organized to purchase a British telecommunications company, and may acquire or invest in other businesses. In June 1997, the Company sold its wireless cable assets in Miami, Florida in exchange for common stock of BellSouth Corporation.

     The Company was incorporated in Delaware on August 31, 1993. The Company's fiscal year ends on October 31.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JULY 31, 1998 AS COMPARED TO NINE MONTHS ENDED JULY 31, 1997:

Service Revenue:
Service revenue increased from $2,310,260 for the nine months ended July 31, 1997 to $3,229,190 for the nine months ended July 31, 1998 primarily as a result of increased revenues of EDSS (as described below), a majority owned subsidiary acquired in December 1996, and commencement of a consulting agreement with a subsidiary of BellSouth Corporation.

Interest and Dividend Income:
Interest income increased from $547,455 for the nine months ended July 31, 1997 to $1,437,786 for the nine months ended July 31, 1998 primarily as a result of increased cash balances, and dividend income increased from $269,396 for the nine months ended July 31, 1997 to $409,723 for the nine months ended July 31, 1998 as a result of dividends received from BellSouth common stock acquired in June 1997.

Realized Gain on Sale of Securities:
Realized gain on sale of securities increased from $0 for the nine months ended July 31, 1997 to $1,379,034 for the nine months ended July 31, 1998 as a result of sales of BellSouth common stock acquired in June 1997.

Cost of Services:
Cost of services increased from $1,113,628 for the nine months ended July 31, 1997 to

$1,373,930 for the nine months ended July 31, 1998 as a result of increased operating costs and the acquisition referred to above.

Wireless Market and Technology Development:
Wireless market and technology development expenses decreased from $455,422 for the nine months ended July 31, 1997 to $254,000 for the nine months ended July 31, 1998 primarily as a result of the elimination of activity in the development of the Miami market due to the sale of the Company's South Florida wireless cable subsidiary as described below.

Professional Fees:
Professional fees decreased from $392,260 for the nine months ended July 31, 1997 to $387,613 for the nine months ended July 31, 1998. Professional fees reflect continued activity relating to subsidiaries and corporate actions.

General and Administrative:
General and administrative expense increased from $1,805,866 for the nine months ended July 31, 1997 to $2,442,375 for the nine months ended July 31, 1998 primarily as a result of increased costs to support the growth of EDSS.

Depreciation and Amortization:
Depreciation and amortization decreased from $589,947 in the nine months ended July 31, 1997 to $550,618 in the nine months ended July 31, 1998 primarily as a result of the sale of the Company's South Florida wireless cable subsidiary as described below.

Interest Expense:
Interest expense increased from $51,914 in the nine months ended July 31, 1997 to $157,756 in the nine months ended July 31, 1998 due to charges on securities transactions.

Income from Operations:
As a result of the foregoing events, income from operations was $1,289,441 for the nine months ended July 31, 1998 as compared to a loss from operations of ($1,281,926) for the nine months ended July 31, 1997.

Net Income:
Net income for the nine months ended July 31, 1998 was $689,441 as compared to net income of $26,214,590 for the nine months ended July 31, 1997 due to the sale in June 1997 of the Company's South Florida wireless cable subsidiary as described below.


LIQUIDITY AND CAPITAL RESOURCES

     The Company funds its operations with the net proceeds from its initial public offering in 1994 of 2,000,000 shares of Common Stock aggregating, after payment of offering costs, approximately $22,000,000 and the June 1997 sale of its South Florida wireless cable subsidiary for $48 million in BellSouth common stock. The proceeds have been used for, and are currently reserved to fund acquisitions of, additional EDI (electronic data interchange) investments, wireless telecommunications assets, media businesses, development of the Company's other businesses and development and acquisition of new technologies and businesses in other areas. Such amount, with interest thereon, is expected to be sufficient to implement this business plan through October 1999, or for a shorter period if the Company determines to invest a substantial portion of its assets in major acquisitions or equity investments. Following completion of the sale of its South Florida wireless cable assets, the Company has allocated its capital to development of its other businesses and to acquisitions.

     As of July 31, 1998, the Company had approximately $55.3 million in cash and net marketable BellSouth common stock and derivatives, as well as its interest in EDSS, its full-service teleport and satellite uplink facility in Miami, its ownership of an educational video programming distributor, its investment in Landtel Communications, Inc. ("Landtel") and investments in other early stage companies.

     In the nine months ended July 31, 1998, the Company sold portions of its position in BellSouth common stock. While the Company continues to review its position in BellSouth common stock and from time to time has sold and purchased shares and options on the position, it has not yet determined whether it will sell or hedge its remaining BellSouth securities in the near future or how it will invest the proceeds of any such sale.

     In July 1998 the Company completed its purchase of $1,200,000 of shares of Series A Preferred Stock of Electronic Data Submission Systems, Inc. ("EDSS"), which when combined with its existing share ownership represents 58% of the outstanding diluted common stock and, with additional voting rights, 82% control of EDSS. The Company paid for such securities with $1,000,000 in cash and $200,000 reduction in the principal amount of a note outstanding pursuant to a loan agreement between EDSS and the Company, dated June 19, 1995. After such transaction the Company has outstanding loans to EDSS of $788,000. The outstanding balance under this loan agreement has been eliminated from the balance sheet in consolidation. The Company may invest additional amounts in EDSS to finance its sales growth. Operating overhead costs of EDSS have increased in order to support its continued growth. The Company anticipates related increased revenues at EDSS in the next three to nine months.

     The Company may, when and if the opportunity arises, acquire or invest in other businesses in the wireless telecommunications industry, media businesses or in unrelated areas. If such an opportunity arises, the Company may use a portion of its funds for that purpose. For instance, the Company has invested $100,000 through July 31, 1998 in Landtel and may invest up to an additional $9,740,000 in Landtel to fund a possible acquisition of a British telecommunications company. Other than Landtel, the Company has no specific arrangements with respect to any such acquisitions or investments at the present time. There can be no assurance that any such acquisitions or investments will be made.

YEAR 2000 ISSUES

     Each of the Company and EDSS has sought to identify and resolve the effect of Year 2000 software issues on the integrity and reliability of its financial and operational systems. In addition, EDSS is communicating with its principal vendors and service providers to coordinate

Year 2000 conversion. Although the Company cannot yet assess the cost of Year 2000 issues, the Company does not expect the costs of achieving Year 2000 compliance to have a material impact on the Company's business, operations or its financial condition.

CAUTIONARY STATEMENT

     This Item and other Items in this Report include "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, about the Company's financing, strategy and operations. The Company cautions investors that any such statements made by the Company are not guarantees of future performance. Known and unknown risks, uncertainties, and other factors, including without limitation risks relating to acquiring and developing new businesses, availability of additional financial resources and capital requirements, customer demand, technological risks, management of growth, competition and government regulation, may cause actual results to differ materially from the future results implied or expressed in the forward looking statements. The Company does not undertake to update or revise its forward-looking statements publicly even if experience or future changes make it clear that any projected results expressed or implied herein will not be realized.

                             PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

               Not applicable.


Item 2.   Changes in Securities.

               Not applicable.


Item 3.   Defaults Upon Senior Securities.

               Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders.

               Not applicable


Item 5.   Other Information.

               Not applicable.


Item 6.   Exhibits and Reports on Form 8-K.

               (a)  Exhibits:
                    None
               (b)  Reports on Form 8-K:
                    None

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  September 15, 1998
                                             NATIONAL WIRELESS HOLDINGS INC.
                                             -------------------------------
                                                       (Registrant)


                                             By: /s/ Terrence S. Cassidy
                                                 -----------------------
                                             Terrence S. Cassidy, President and
                                             Principal Accounting Officer