Form 10-K405
period 1998-10-31
NATIONAL WIRELESS HOLDINGS INC
filed 1999-01-29
CIK 915016

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 1998
                         Commission file number 0-23598

                         NATIONAL WIRELESS HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                 13-3735316
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

           249 Royal Palm Way, Suite 301, Palm Beach, Florida 33480
             (Address of principal executive offices and zip code)

                                 (561) 822-9933
              (Registrant's telephone number, including area code)

        Securities registered pursuant to section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.01 Par Value.
               Rights to Purchase Series A Junior Preferred Stock

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ___

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

                  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $46,000,000 as of January 26, 1999 based upon the last sales price per share of the Registrant's Common Stock, as reported on the Nasdaq Small Cap Market on such date. As of January 26, 1999, 3,283,000 shares of Common Stock, $.01 par value, of the Registrant were outstanding.

                  Portions of Registrant's Proxy Statement for use in connection with the Annual Meeting of Stockholders scheduled to be held in April, 1999 are incorporated by reference into Part III of this report, to the extent set forth therein, if such Proxy Statement is filed with the Securities and Exchange

Commission or before February 28, 1999. If such Proxy Statement is not filed by such date, the information required to be presented in Part III will be filed as an amendment to this report. The exhibits for this Form 10-K are listed on Page 28.

                         NATIONAL WIRELESS HOLDINGS INC.
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998
                                TABLE OF CONTENTS


                                                                                                               Page


PART I

                  Item 1.           Business                                                                      4
                  Item 2.           Properties                                                                   15
                  Item 3.           Legal Proceedings                                                            15
                  Item 4.           Submission of Matters to a Vote of Security Holders                          15

PART II

                  Item 5.           Market for the Registrant's Common Equity
                                    and Related Stockholder Matters                                              16
                  Item 6.           Selected Financial Data                                                      16
                  Item 7.           Management's Discussion and Analysis of
                                    Financial Condition and Results of Operations                                18
                  Item 8.           Consolidated Financial Statements                                            27
                  Item 9.           Changes in and Disagreements
                                    on Accounting and Financial Disclosure                                       27

PART III

                  Item 10.          Directors and Executive Officers of the Registrant                           27
                  Item 11.          Executive Compensation                                                       27
                  Item 12.          Security Ownership of Certain Beneficial Owners and
                                    Management                                                                   27
                  Item 13.          Certain Relations and Related Transactions                                   27

PART IV

                  Item 14.          Exhibits, Financial Statement Schedules,
                                    and Reports on Form 8-K                                                      28

                                     PART I

ITEM 1.       BUSINESS

THE COMPANY

         National Wireless Holdings Inc. ("NWH" or the "Company"), a Delaware corporation organized on August 31, 1993, is a communications company focussing primarily on acquisition and operation of telecommunications and other high tech businesses. The Company currently owns and operates an electronic data interchange company, providing links between healthcare providers and third party payors. In addition, the Company owns and operates a satellite programming uplink facility, an educational programming distribution company and other early stage businesses. In addition to these businesses, the Company continues its business of acquiring controlling interests in telecommunications, media and other high tech areas. In June 1997, the Company sold its wireless cable assets in Miami Florida in exchange for common stock of BellSouth Corporation.

         In July 1998, the Company acquired additional shares of Electronic Data Submission Systems, Inc. ("EDSS"), which when combined with its existing share ownership represents approximately 82% of the outstanding voting stock and control of EDSS.

         The Company's executive offices are located at 249 Royal Palm Way, Suite 301, Palm Beach, Florida 33480, telephone: (561) 822-9933.

ELECTRONIC DATA SUBMISSION SYSTEMS, INC.

         GENERAL

         NWH manages EDSS and owns 82% of EDSS' outstanding voting stock and 58% of its equity. EDSS provides electronic data interchange ("EDI") services and healthcare information management services to the healthcare market. The market includes providers such as physicians, hospitals, clinics, and billing services (collectively, "Providers"), and third party payors such as commercial insurance companies, managed care organizations, preferred provider organizations, state and federal governmental agencies and others (collectively, "Payors"). EDSS provides healthcare EDI services on a real-time and batch-processing basis by utilizing its proprietary software HECET Systems-Registered Trademark- and WinHECET Systems-TM-. This software allows Providers and Payors to electronically communicate the information needed to process and expedite the payment of insurance claims, physician referrals and payor authorizations. HECET Systems-Registered Trademark- and WinHECET System-TM- will also check patient eligibility and provide comprehensive reporting on those claims. The EDSS private transaction network is directly connected to over 12,500 physicians and other Providers, and has direct or gateway access to over 645 Payors.

         EDSS currently markets the following products:

o the DOS based HECET Systems-Registered Trademark- front end EDI program for Provider offices;
o the Windows based WinHECET Systems-TM- front end EDI program for Provider offices,
o EDSS Referral and Authorization Program for electronic management of real-time transactions such as referrals and authorizations, encounter reports and eligibility verification;
o    ScanPower, which provides paper claims scanning services for Payors; and
o the EDSS Payor Hub software, for the effective automation of Member/Provider matching required in claims processing.

         With this menu of electronic commerce software, EDSS provides a complete link between Payors and Providers in the processing of EDI and paper claim transactions as well as real-time transactions such as eligibility, determinations and referrals/authorizations.

         EDSS generates a recurring revenue base from two primary sources: physicians' and other Providers' sites for monthly EDI claims processing, and back-end revenues from various national and regional healthcare Payors. Additionally, EDSS receives revenues from the sale of its HECET Systems-Registered Trademark- and WinHECET Systems-TM- products, paper claim scanning services and early stage Payor Hub activity.

         EDSS was incorporated in Colorado on January 7, 1991 and re-incorporated in Delaware on September 9, 1997.


         INDUSTRY BACKGROUND

         The rapid expansion of the healthcare industry over the last decade has led to a significant increase in the complexity of processing claims for reimbursement by Payors, as well as an increase in the number of claims. The majority of these claims are still manually processed from paper, a cumbersome, costly and inaccurate method. Recent advances in computer software, telecommunications and microprocessor technology have facilitated the development of on-line, real-time systems that electronically capture and transmit information, replacing the recording and processing of transaction information on paper. In addition to offering greater convenience, these electronic systems reduce processing costs, decrease settlement delays and prevent losses from fraudulent transactions.

         Healthcare Providers initiate electronic transaction processing through dedicated point-of-service terminals, stand-alone software or software integrated with Providers' practice management systems. Providers aggregate and edit claims, in real-time mode, throughout the day at the Provider's office and submit them electronically to EDSS (or its competitors) in batch. Claims are sorted, formatted and edited a second time by EDSS and are then forwarded electronically to the Payor. Each claim is processed by the Payor and the response, which includes an explanation of benefits, is transmitted, electronically or by mail, back to the Provider. To the extent required, the Payor sends payment to the Provider or, in certain circumstances, initiates an electronic funds transfer to the Provider's account.

         The Company believes EDI transaction processing offers a number of benefits to Payors and Providers. The elimination or reduction of paper-based transactions significantly lowers claim processing costs for Payors, and on-line encounter and referral information provides more efficient medical cost management for managed care organizations. In addition, Payors are able to detect fraudulent procedures and screen for unusual utilization trends. Errors in transcriptions by Payor examiners are virtually eliminated. From the healthcare Providers' standpoint, information pertaining to authorization and reimbursement can be more easily accessed and transmitted. By processing claims electronically, Providers reduce overhead costs and staff time and improve accounts receivable management.

         The recent growth of managed care and governmental healthcare cost containment efforts have increased the use of EDI real-time transaction processing by hospitals and physicians. The majority of state Medicaid programs permit Providers to verify Medicaid eligibility electronically on a real-time basis, and certain managed care companies have encouraged their Provider networks to utilize real-time EDI for authorizations, encounter reports (for capitation plans), and referrals. EDSS believes that there are still significant opportunities for further expansion of EDI transactions in the healthcare market, including claims processing for managed care client identification and for other purposes.

         BUSINESS STRATEGY

         EDSS' strategy is to continue to grow as a provider of EDI services in the healthcare market by expanding the number of markets it serves and broadening the EDI services provided. The key elements of this strategy include:

      o CONTINUE DEVELOPMENT IN MARKETING AT THE PROVIDER LEVEL. EDSS intends to expand business through aggressive marketing at the Provider level with its user-friendly HECET Systems-Registered Trademark- and WinHECET Systems-TM-. By installing these proprietary software products, EDSS maintains a competitive advantage via direct relationships with each individual physician or other healthcare Provider's office. The vast majority of the present market connectivity emanates from systems vendors that forward the transactions to a clearinghouse. The direct site connectivity created by HECET Systems-Registered Trademark- and WinHECET Systems-TM- affords EDSS a quick and reliable way to add EDI functionality to its client's office while also providing technical interface to its system environment. With a broader base of Providers, EDSS expects to expand its network of Payors that it services.

      o EXPANSION INTO ADDITIONAL GEOGRAPHIC MARKETS. In pursuit of greater market share, EDSS plans to continue to expand beyond its current operations in Colorado, Florida, Texas, and Illinois by opening offices in the tri-state areas of New York/New
           Jersey/Connecticut, New Mexico/Nevada/California and other densely populated areas throughout the country.

      o EXPANSION OF MARKETING TO POTENTIAL CLIENT GROUPS. EDSS will pursue an aggressive program to capture high transaction volume systems vendors, billing services and the new breed of internet claims aggregators. EDSS will also help Providers ensure that they are submitting their claims electronically to all available Payors.

      o PURSUE STRATEGIC ACQUISITIONS AND ALLIANCES. EDSS will continue to seek acquisitions of, or alliances with other EDI businesses in order to achieve greater economies of scale and to remain a cost-effective provider of transaction processing services. EDSS will target for acquisition or ally itself with companies having profitable transaction volumes and revenue-producing technologies.

      o INCREASE THE SERVICES PROVIDED ELECTRONICALLY TO HEALTHCARE INDUSTRY PARTICIPANTS. The Company believes that much of the information that flows from and among each of the various participants in the healthcare market can be transmitted electronically with greater efficiency and cost-effectiveness. EDSS plans to expand its services to include more adjudication capabilities, eligibility and benefits verification, referrals, authorizations, enrollment capabilities, electronic remittance advice and electronic funds transfer, in addition to existing eligibility and referral capabilities. Expanded real-time capacity will be necessary in order to report on the status of claims, gather and link clinical data with claim processing, and provide comparative data for Providers who wish to subscribe to these optional services.

      o EDI HUB SOLUTION. EDSS has adapted its products for use by claims submitters who act as suppliers of Provider claims through a data processing hub operated by EDSS.

      o PROVIDER-MARKETING PROGRAM. EDSS offers a recently completed CD-ROM presentation/installation program to Payors for marketing direct EDI connectivity to their respective Provider communities. This EDSS program represents the first mass distribution of WinHECET System-TM- within the health care industry for claims processing.

         The recurring revenue potential of healthcare EDI is significant and growing. Increases are coming from transaction based activity, from uses of clinical data (subject to confidentiality restraints) and from other information required by Providers. In conjunction with the WinHECET System-TM- product, many of these same services could be easily delivered by the existing direct connection to each present and future Provider site. Also, with approximately 58% of all Provider claims nationwide in 1997 still being submitted on paper (and perfectly suited for EDSS' Hub solution), management believes EDSS' marketing efforts could lead to a significant increase in revenue.


         COMPANY SERVICES AND PRODUCTS

         EDSS' EDI services and products for third-party Payors, Providers and billing services include electronic submission of claims, encounters, patient eligibility, inquiries, referrals and authorizations, claims status inquiry and remittance advice, and customized reporting capabilities, including the following:

      o TRANSACTION PROCESSING. EDSS is a substantial processor of commercial third-party Payor claims linking healthcare Providers and Payors across the United States through EDSS' electronic network. Network transactions are predominantly used to process reimbursement claims in traditional fee-for-service commercial or government Payor systems and to process encounter data in capitated environments. To submit claims, Providers collect data throughout the day using software provided by EDSS. The Provider then forwards these claims electronically to EDSS. EDSS electronically collects and verifies receipt of the claims, performs Payor-specific edits, remaps each claim to conform to a particular Payor's specifications, aggregates daily transactions by Payor and transmits claims to Payors based upon each Payor's chosen communications protocols.

      o EDI INTERFACES. EDSS has developed a range of hardware and software interfaces to facilitate the adoption of EDI by Providers and Payors. EDSS processed an aggregate of approximately 8 million commercial third-party Payor claims in the fiscal year ending September 30, 1998. EDSS' transaction network is connected with 645 of the approximately 1,500 commercial third-party Payors, including all of the top 20 commercial Payors (based upon the number of members covered by such third-party Payors).

      o HECET SYSTEMS-REGISTERED TRADEMARK-/WINHECET SYSTEMS-TM-. HECET Systems-Registered Trademark- and WinHECET Systems-TM-, EDSS' proprietary PC-based software products, were developed by EDSS in 1993 and 1998 respectively and are designed with open application program interfaces ("APIs"). The APIs are established at the operating system level and enable EDSS software to run on a wide variety of operating systems including DOS, UNIX and Windows. HECET Systems-Registered Trademark- and WinHECET Systems-TM-function as stand-alone editing, formatting and communications software for Providers and Payors. The stand-alone versions of HECET Systems-Registered Trademark- and WinHECET Systems-TM- are offered directly to Providers for a nominal price. HECET Systems-Registered Trademark- and WinHECET Systems-TM- represent an installed proprietary software presence for EDSS, reducing the likelihood that its services will be replaced with a competing product or service. These proprietary software products provide flexible formatting and mapping capabilities matching current hardware and software configurations used by or available to Providers.

      o PAYOR GATEWAY. EDSS has recently developed Payor gateway software to enable Payor organizations to participate in EDI without requiring the Payor to develop interface technology. This software is designed to facilitate the movement of transactions to and from the Payors' software. The Payor gateway manages telecommunications access, security and the retrieval of data and allows the Payor to participate in EDI, with EDSS assuming the responsibility for interfacing the Payor Gateway software to the Payor's system.

      o SCANPOWER. EDSS' ScanPower product enables Providers to enter claims data by scanning their current standardized paper forms into an electronic format that can be used in EDI. EDSS preps these forms for scanning. Batches are created by form types, then run through the high volume scanners. These scanned batches are identified by receipt date, form type, single/multi, image setting and document control number, processed, then vertexed, which includes verification of scanned data elements and data entry with edits and master file look-ups. Batches are then translated into an ASCII file for EDI formatting. The file is then sent to the EDI HUB for automated member and Provider match. The file then goes through the EDSS EDI translation and formatting for electronic submission to the appropriate Payor.

      o EDSS EDI HUB. The EDSS Hub converts paper claims received by a client into a mutually agreed upon electronic format. This process includes medical, hospital and dental claims along with their corresponding attachments. EDSS then provides a report to the client of documents scanned by EDSS daily for verification with the corresponding EDI file transmitted. Claims are then entered electronically, verified, reformatted and transmitted to the Payor in real-time.

      o CUSTOMER SERVICE. As an adjunct to its transaction processing services, EDSS maintains customer service facilities with help desks for real-time customer inquiries. Client support employs a modern call tracking and response system which is directly connected to the processing center. Customer support services, available via telephone, are frequently included in the contract price for transaction processing services, but may also be billed separately, depending upon the specific contract terms. EDSS also offers other services, such as on-site product training and installation.

         SALES AND MARKETING

         EDSS develops and maintains Payor, Provider and vendor relationships through its sales and marketing personnel located in five geographic regions. EDSS' sales and marketing strategy focuses on selling its services to Providers either directly, through sales representatives and through organizations, such as healthcare finance consulting firms, practice management software firms and third party administrators that have relationships with or access to a large number of Providers. EDSS develops relationships with third-party Payors and other large submitters of claims. In addition, EDSS works closely with practice management system vendors to provide an integrated solution to Providers.

         CUSTOMERS

         EDSS' principal customers consist of healthcare Providers, such as physicians, hospitals, clinics and billing services, and third-party Payors, such as indemnity insurers, managed care organizations, preferred provider organizations, claims submitters and state/federal governmental agencies. No customer accounted for 10% or more of the Company's revenues during fiscal 1998 or 1997.

         EDSS typically provides real-time services to customers under contracts that are not exclusive and generally do not guarantee a specific transaction volume or revenue stream. The pricing of EDSS' services both on a monthly and per-claim basis is set under contracts typically having terms of one to three years, subject to a variety of early cancellation arrangements.

         EDSS enters into contracts with Providers, Payors and other claim submitters, such as practice management system vendors, clearinghouses and billing services. Claim submitter contracts with EDSS often contain exclusivity provisions whereby the submitter agrees to process all claims through EDSS, provided that EDSS has network access to the Payor.

         OPERATIONS

         EDSS delivers its real-time services through an integrated electronic transaction processing system, which includes EDSS-designed software, host computer hardware, network management, switching service, the ability to interact with the customers' personal computers and a variety of point-of-service devices, most of which are designed by EDSS.

         EDSS' real-time intranet services consist of advanced computer intranet networks designed and configured to operate 24 hours a day, seven days a week. These networks are configured to expand to meet increased transaction volume. The networks are designed and manufactured to accommodate a fault-tolerant, nonstop environment by maintaining on-line standby computers. The data center is further protected by uninterruptible power supply systems. The software and related data files are backed up nightly and stored off-site.

         EDSS' communications network consists of dedicated circuits, T-l facilities and dial modem ports, which facilitate electronic real-time communication among Payors, Providers and other users of time-sensitive healthcare information. This private intranet communications network is designed to provide a low-cost, multipath host access from a computer modem or point-of-service device with minimal delays and a high degree of accuracy and integrity. EDSS uses a number of different nationwide public communications networks to provide access to substantially all potential domestic customers.

         PROPRIETARY RIGHTS

         EDSS owns certain of the software and systems designs that it uses and has a limited, perpetual, nonexclusive, royalty-free license to use other software and systems designs, such as the point-of-service device designs. The Company also licenses certain other software from third parties.

         EDSS' success is dependent in part upon electronic transaction processing technology developed by EDSS. A combination of trade secrets, service mark and contract protection is used to establish and protect that technology. There can be no assurance these legal protections and the precautions taken by EDSS will be adequate to prevent misappropriation of technology used by EDSS. Furthermore, the legal protections do not prevent independent third-party development of competitive technology.

         COMPETITION

         EDSS faces potential competition in the healthcare EDI market not only from other companies that are similarly specialized, but also from companies involved in other, more highly developed sectors of the electronic transaction processing market. Such companies could enter into, or focus more attention on, the healthcare transaction processing market as it develops. In addition, EDSS faces competition by selected Providers bypassing EDSS' electronic network and going directly to the Payor. Many of EDSS' existing and potential competitors have greater financial, marketing and technological resources. EDSS' principal competitors include Envoy/NEIC, USHDI, ClaimsNet, HBOC, ProxyMed and National Data Corp. There is no assurance that EDSS can continue to compete successfully with its existing and potential competitors in the healthcare EDI market.

         Factors influencing competition in the healthcare market include (i) compatibility with the Provider's software and inclusion in practice management products and (ii) relationships with third-party Payors, including managed care organizations. EDSS believes that the breadth, price and quality of its services and Provider level service are the most significant factors in developing and maintaining relationships with its customers.

         GOVERNMENT REGULATION AND HEALTHCARE REFORM

         The United States Food and Drug Administration (the "FDA") is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act. Computer products are subject to regulation when they are used or are intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body. The FDA could determine in the future that any predictive aspects of EDSS' products make them clinical decision tools subject to FDA regulation. Compliance with these regulations could be burdensome, time-consuming and expensive. EDSS also could become subject to future legislation and regulations concerning the development and marketing of healthcare software systems. These could increase the cost and time necessary to market new products and could affect EDSS in other respects not presently foreseeable. EDSS cannot predict the effect of possible future legislation and regulation.

         The confidentiality of patient records and the circumstances under which such records may be released for inclusion in EDSS' databases are subject to substantial regulation by state governments. These state laws and regulations govern both the disclosure and the use of confidential patient medical record information. Although compliance with these laws and regulations is at present principally the responsibility of the hospital, physician or other Provider, regulations governing patient confidentiality rights are evolving rapidly. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of such information to implement security measures that may require substantial expenditures by EDSS. There can be no assurance that changes to state or federal laws will not materially restrict the ability of Providers to submit information from patient records using EDSS' products.

         The healthcare industry is highly regulated and subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare organizations. EDSS' products are designed to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. Changes in such systems could result in the need for unplanned product enhancements, delays or cancellations of product orders or shipments, or the revocation of endorsement of EDSS' products by hospital associations or other customers. Any of such occurrences could have a materially adverse effect on EDSS' business, financial condition and results of operations. During the past several years, the United States healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates. Certain proposals to reform the U.S. healthcare system are periodically considered by Congress and certain state legislatures. These programs may contain proposals to increase governmental involvement in healthcare or otherwise change the operating environment for EDSS' current and potential customers. Healthcare organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for EDSS' products. On the other hand, changes in the regulatory environment have increased and may continue to increase the needs of healthcare organizations for cost-effective information management and thereby enhance the marketability of EDSS' products and services. EDSS cannot predict with any certainty what impact, if any, such proposals or reforms might have on EDSS' business, results of operations and financial condition. In addition, many Providers are consolidating to create integrated healthcare delivery systems with greater regional market power. As a result, these emerging systems could have greater bargaining power, which may lead to price erosion of EDSS' products. The failure of EDSS to maintain adequate price levels would have a materially adverse effect on EDSS' business, financial condition and results of operations. Other legislative or market-driven reforms could have unpredictable effects on EDSS' business, financial condition and results of operations.

         FACILITIES

         EDSS' executive and corporate offices are located in Colorado Springs, Colorado in approximately 13,000 square feet of office space under a lease that expires June 14, 2003. EDSS also maintains offices in Ft. Lauderdale, FL, Orlando, FL, Tampa, FL, Dallas, TX and Chicago, IL. EDSS believes that its facilities are adequate for its current operations.


         EMPLOYEES

         As of January 15, 1999, EDSS had approximately 62 employees, including approximately 38 salaried and 24 hourly employees (including temporary employees). None of these employees is represented by a union or other collective bargaining group. EDSS believes its relationship with its employees is good.

         LITIGATION

         EDSS is not currently party to any litigation.

TELECOMMUNICATIONS

-        WIRELESS CABLE

         Wireless cable television is provided to subscribers by transmitting microwave frequencies over the air on a direct "line-of-sight" from the transmission facility to a small receiving antenna at each subscriber's location. Local off-air VHF/UHF broadcasts can be provided to a subscriber by retransmission of the broadcast over a wireless frequency or by installation of an off-air antenna in conjunction with the wireless antenna located on the subscriber's home or building. To the subscriber, a wireless cable system generally operates in the same fashion as a hard-wire cable system. Like the hard-wire cable systems, wireless cable systems, in exchange for monthly fees, typically offer local off-air broadcast channels, as well as programming such as HBO, ESPN, CNN, USA, WGN, WTBS, A&E, Nickelodeon, Discovery, Disney, MTV and other programming services such as pay-per-view.

         In June 1997 the Company completed the sale of its subsidiary, South Florida Television Inc., which held its rights to provide wireless cable TV service in Miami, to BellSouth Corporation (NYSE: BLS) for 1,048,321 shares of BellSouth common stock, based on a $48 million purchase price. The Company does not currently own any wireless cable systems or channels, and, while the Company continues to seek and review opportunities in this area, it has no specific agreements or understandings to acquire any such assets.


-        STRATEGIC ALLIANCES AND INVESTMENTS

         DEVELOPING TECHNOLOGY. The Company is reviewing on a preliminary basis investments in or acquisitions of telecommunications technology companies.

         U.K. ACQUISITION. In December 1997 the Company acquired a 24% interest in a company organized to purchase a U.K. telecommunications company, for $100,000 plus a commitment to provide substantial additional financing in connection with the proposed acquisition. This investment was written off when the proposed acquisition was abandoned.

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

Other Operations

         ACQUISITIONS. The Company is actively seeking to acquire other businesses in telecommunications, media and unrelated areas, but currently has no specific agreements or arrangements to acquire any such businesses.

         ANAGRAM INTERNATIONAL COMMUNICATIONS LTD. In September 1995 the Company acquired for $250,000 shares of Class A Convertible Preferred Stock of Anagram International Communications Ltd. ("Anagram"), currently constituting substantially all the equity. Anagram was organized in Delaware on August 22, 1995 to engage in, among other things, the business of acquiring television programming for distribution in the United States and abroad. The majority of Anagram's programming consists of educational series relating to science and technology, natural history, history and world cultures and "how to" programs. The Company believes that Anagram provides valuable programming for educational television. The Company has invested an additional $365,174 in Anagram. Through October 31, 1998, the Company has expensed the substantial portion of its investment in this company.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the limited nature of the Company's operations and its history of losses; the uncertain acceptance of EDI; competition; the risk of the Company's failure to acquire additional businesses; existing government regulations and changes in, or the failure to comply with, government regulations; the ability of the Company to sustain, manage or forecast its growth; dependence on significant suppliers and marketers and the potential loss thereof; the ability to attract and retain qualified personnel; retention of earnings; and other factors referenced in this Annual Report on Form 10-K. Certain of these factors are discussed in more detail elsewhere in this Annual Report on Form 10-K, including, without limitation, under the captions "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." Given these uncertainties, undue reliance should not be placed on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

ITEM 2.  PROPERTIES

         The Company generally leases the real estate where its business, offices and wireless cable transmitters are located. The Company leases space for its executive offices in Palm Beach, Florida at $760 a month pursuant to a lease terminating May 31, 1999. In June 1994, a subsidiary of the Company entered into an 8-year operating lease of office space for its offices in New York at a rate of $7,651 per month. The Company and certain subsidiaries lease office space in Rantoul, Illinois from a company which is owned by the Chairman of the Board of the Company, at an aggregate rental of $1,750 per month. The lease agreement is on a month-to-month basis based on the needs of the Company. The Company's subsidiary, EDSS, leases approximately 6,500 square feet of office space under a lease that expires June 14, 2003 at a rate of $13,347 per month. EDSS also maintains offices at Ft. Lauderdale, FL, Orlando, FL, Tampa, FL, and Dallas, TX. The Company's subsidiary, TLC, leases approximately 6,500 square feet of office space on a month to month basis. The total lease payments for the year ended October 31, 1998 were approximately $247,000 (net of $79,100 of rental income) as compared to approximately $243,000 for the year ended October 31, 1997. The Company believes its properties are adequate for its current needs.


ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

         PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock, $.01 par value, is traded on the Nasdaq Small Cap Market ("Nasdaq") under the symbol "NWIR". The following table sets forth the range of high and low sale price information for the Common Stock for each full fiscal quarterly period for the last two years as reported by Nasdaq.


                           1998                          1997
                   ----------------------         --------------------
QUARTER            HIGH            LOW            HIGH          LOW
-------            ----            ---            ----          ---

First              15              13-1/4         16-1/4        12

Second             18-3/4          13-1/2         16-1/4        11-1/4

Third              18-7/8          15-1/2         17-3/8        14-1/8

Fourth             17-7/8          14             15-1/8        13-1/4

         As of January 26, 1999, there were approximately 1,000 beneficial holders of Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The selected historical financial data for the Company presented below under the captions "Operating Data" and "Balance Sheet Data" as of October 31, 1994, 1995, 1996, 1997 and 1998, and for the years ended October 31, 1994, 1995,
1996, 1997 and 1998 are derived from the Company's consolidated financial statements. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."


                                          Year Ended       Year Ended       Year Ended     Year Ended      Year Ended
                                          OCTOBER 31,      OCTOBER 31,      OCTOBER 31,    OCTOBER 31,     OCTOBER 31,
                                            1998           1997                 1996          1995             1994

Operating Data:
  Total Revenue .......................   $  6,801,632    $  4,717,681   $  2,317,734    $  2,100,289    $    605,035
  Service Revenue .....................      4,492,991       3,308,080      1,223,561         945,616          59,958
  Expenses ............................      7,699,825       6,055,033      3,334,558       2,740,370       1,055,679
  Net Loss on securities transactions .     (4,116,031)           --             --              --              --
  Gain on Sale of SFTV(1) .............           --        44,196,516           --              --          (450,644)
  Net Income (Loss) ...................     (3,314,224)     25,969,164     (1,016,824)       (640,081)          (0.19)
  Net Income (Loss) per common share(2)          (1.01)           7.96          (0.31)          (0.20)

  Weighted average number of common
  shares outstanding (2) ..............      3,283,000       3,259,923      3,253,000       3,222,863       2,407,794



Balance Sheet Data:
  Cash and cash equivalents ...........   $ 27,359,353    $ 21,256,356   $ 14,788,765    $  4,888,240    $    911,266
  Marketable securities ...............     32,541,020      49,598,687              0      11,964,634      19,782,512
  Total assets ........................     66,628,350      79,085,656     21,583,552      22,981,237      22,245,332
  Total liabilities ...................     20,273,317      36,016,130      1,391,064       1,771,925         395,939
  Total stockholders' equity ..........     46,355,033      43,069,526     20,192,488      21,209,312      21,849,393

(1)  See Note 3 to Consolidated Financial Statements
(2)  See Note 2 to Consolidated Financial Statements

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


         National Wireless Holdings Inc. ("NWH" or the "Company") is a communications company focussing primarily on acquisition and operation of telecommunications and other high tech businesses. The Company currently owns and operates an electronic data interchange company, providing links between healthcare Providers and third party Payors. In addition, the Company owns and operates a satellite programming uplink facility, an educational programming distribution company and other early stage businesses. In addition to these businesses, the Company continues its business of acquiring controlling interests in telecommunications, media and other high tech areas. The Company also acquired an interest in a company organized to purchase a British telecommunications company, and may acquire or invest in other businesses. In June 1997, the Company sold its wireless cable assets in Miami, Florida in exchange for common stock of BellSouth Corporation.

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

RESULTS OF OPERATIONS

1998 AS COMPARED TO 1997

Service Revenue:
Service revenue increased from $3,308,080 in 1997 to $4,492,991 in 1998 primarily as a result of increased revenues of EDSS (as described below), a majority owned subsidiary acquired in December 1996.

Interest and Dividend Income:
Interest income increased from $870,810 in 1997 to $1,829,378 in 1998 primarily as a result of increased cash balances. Dividend income decreased from $538,791 in 1997 to $479,263 in 1998 as a result of the sale in 1998 of a portion of the Company's BellSouth common stock, which was acquired in June 1997.

Cost of Services:
Cost of services increased from $1,626,661 in 1997 to $2,606,475 in 1998 as a result of increased operating costs and the acquisition referred to above.

Wireless Market and Technology Development:
Wireless market and technology development expenses increased from $555,422 in 1997 to $858,000 in 1998 primarily as a result of expenses relating to the sale of the Company's South Florida wireless cable subsidiary as described below, Anagram marketing and operational expenses and expenses relating to acquisitions.

Professional Fees:
Professional fees increased from $473,430 in 1997 to $735,491 in 1998, primarily as a result of activity on proposed acquisitions. Professional fees also reflect continued activity relating to subsidiaries and corporate actions.

General and Administrative:
General and administrative expense increased from $2,459,347 in 1997 to $2,664,329 in 1998 primarily as a result of increased costs to support the growth of EDSS.

Depreciation and Amortization:
Depreciation and amortization decreased from $832,413 in 1997 to $777,823 in 1998 primarily as a result of the sale of the Company's South Florida wireless cable subsidiary as described below.

Interest Expense:
Interest expense decreased from $107,760 in 1997 to $57,707 in 1998 due to payment of long-term debt.

Loss from Operations:
As a result of the foregoing events, loss from operations was ($898,193) in 1998 as compared to a loss from operations of ($1,337,352) in 1997.

Realized Loss on Sale of Securities:
As a consequence of closing of hedge positions on certain marketable securities in the fourth quarter of 1998, the Company realized a net loss for 1998 of ($4,116,031), as compared to $0 in 1997. Unrealized appreciation of marketable securities in 1998, reflected in the balance sheet but not in the results of operations, increased to $7,559,006, net of provision for tax of $4,130,000, in 1998 as compared to $959,275 in 1997.

Net Income:
Net loss in 1998 was ($3,314,224) as compared to net income of $25,859,164 in 1997 due to realization of losses on hedge positions on marketable securities in 1998 and the sale in June 1997 of the Company's South Florida wireless cable subsidiary as described below.

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

Interest and Dividend Income:
Interest income decreased from $1,094,173 in 1996 to $870,810 in as a result of a reduction in funds invested in interest bearing instruments. Dividend income increased from $0 in 1996 to $538,791 in 1997, reflecting net dividends on the BellSouth common stock.

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

Interest Expense:
Interest expense increased from $73,389 in 1996 to $107,760 in 1997, reflecting long-term debt from the acquisition of TLC and charges on hedge positions.

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

Interest Expense:
Interest expense increased from $53,069 in 1995 to $73,389 in 1996, reflecting addition of long-term debt from the acquisition of TLC.

Net Loss:
As a result of each of the foregoing events, net loss increased from ($640,081) in 1995 to

($1,016,824) in 1996.

EDSS RESULTS OF OPERATIONS:

         The Company's results of operations reflect EDSS operating losses of ($476,034) on a cumulative basis through September 30, 1998, including ($528,512) of loss in 1998, and $52,478 of income in 1997. Such losses have been financed principally through a $200,000 loan from EDSS' President and a $1,000,000 line of credit from the Company pursuant to a loan agreement, which has been substantially utilized as of October 31, 1998. Based upon existing contracts with physicians and other Providers and current expense levels, management believes that EDSS would achieve positive cash flow from operations for fiscal 1999 without the need to obtain additional financing. EDSS, however, may seek to obtain additional financing, and the Company may provide additional funds, to accelerate EDSS' strategic business plan.


LIQUIDITY AND CAPITAL RESOURCES

         The Company funds its operations with the net proceeds from its initial public offering in 1994 of 2,000,000 shares of Common Stock aggregating, after payment of offering costs, approximately $22,000,000 and the June 1997 sale of its South Florida wireless cable subsidiary for $48 million in BellSouth common stock. The proceeds have been used for, and are currently reserved to fund acquisitions of, EDI (electronic data interchange) investments, telecommunications assets, media businesses, development of the Company's other businesses and development and acquisition of new technologies and businesses in other areas. Such amount, with interest thereon, is expected to be sufficient to implement this business plan through October 1999, or for a shorter period if the Company determines to invest a substantial portion of its assets in major acquisitions or equity investments.

         As of October 31, 1998, the Company had approximately $60 million in cash and marketable BellSouth common stock, as well as its interest in EDSS, its full-service teleport and satellite uplink facility in Miami, an educational video programming distributor and investments in other early stage companies.

         In the year ended October 31, 1998, the Company sold portions of its position in BellSouth common stock. While the Company continues to review its position in BellSouth common stock and from time to time has sold and purchased shares and options on the position, it has not yet determined whether it will sell or hedge its remaining BellSouth securities in the near future or how it will invest the proceeds of any such sale.

         In July 1998 the Company completed its purchase of $1,200,000 of shares of Series A Preferred Stock of Electronic Data Submission Systems, Inc. ("EDSS"), which when combined with its existing share ownership represents 58% of the outstanding diluted common stock and, with additional voting rights, 82% control of EDSS. The Company paid for such securities with $1,000,000 in cash and $200,000 reduction in the principal amount of a note outstanding pursuant to a loan agreement between EDSS and the Company, dated June 19, 1995. At October 31, 1998, the Company had outstanding loans to EDSS of $788,000, and advanced an additional $100,000 on this loan on January 8, 1999. The outstanding balance under this loan agreement was eliminated from the balance sheet in consolidation. The Company may invest additional amounts in EDSS to finance its sales growth. Operating overhead costs of EDSS have increased in order to support its continued growth. The Company anticipates related increased revenues at EDSS in the next three to nine months.

         Following completion of the sale of its South Florida wireless cable assets, the Company has allocated its capital to development of its other businesses and to acquisitions; and the Company actively seeks to acquire or invest in other businesses in telecommunications, media or in unrelated areas. The Company has no specific arrangements with respect to any such acquisitions or investments at the present time. There can be no assurance that any such acquisitions or investments will be made.


YEAR 2000 ISSUES

Introduction

         Many existing computer systems and software products use only two digits to represent a year. Time/date-sensitive software or hardware written or developed in this fashion may not be able to distinguish between 1900 and 2000, and programs written in this manner that perform arithmetic operations, comparisons or sorting of date fields may yield incorrect results when processing a Year 2000 ("Year 2K") date.

The Company's State of Readiness

         The Company has analyzed Year 2K issues in four areas: (i) financial and information technology ("IT") systems, (ii) non-IT network systems, (iii) third party vendors and suppliers, and (iv) EDSS' proprietary software products. The Company believes that its financial and information technology systems and its non-IT systems are Year 2K compliant. In addition, the Company believes that EDSS' proprietary software products are Year 2K compliant.

         The Company's survey is also assessing the Company's vulnerability to the Year 2K problems of third-party service suppliers. The Company relies on third-party suppliers to deliver fiber telecommunications links, Internet access, banking services, payroll services and electricity. The Company also intends to develop new relationships with several providers of fiber-optic telecommunications service, Internet service providers, telecommunications resellers, and other companies in the telecommunications industry. The Company intends to continuously identify and prioritize critical suppliers and communicate with them about their plans and progress in addressing the Year 2K problem.

The Company's Year 2K Risk

         GENERAL

         The Company currently believes that its systems and those of its subsidiaries are Year 2K compliant. However, there can be no assurance that all potential Year 2K problems will be successfully identified, or that the necessary corrective actions will be completed in a timely manner. Failure to successfully identify and remediate such Year 2K problems in a timely manner could have a material adverse effect on the Company's results of operations, financial position or cash flow.

         In addition, the Company believes that there is a risk relating to significant service suppliers' failure to remediate their Year 2K issues in a timely manner. Although the Company is communicating with its suppliers regarding the Year 2K problem, the Company does not know whether these suppliers' systems will be Year 2K compliant in a timely manner. If one or more significant suppliers are not Year 2K compliant, this could have a material adverse effect on the Company's results of operations, financial position or cash flow. In considering acquisitions, the Company reviews Year 2K compliance of its targets.

         EDSS

         EDSS faces Year 2K risks in addition to and/of a greater magnitude than those discussed generally above.

         Although the Company believes that EDSS' proprietary software products are Year 2K compliant, EDSS believes that it is impossible to predict with complete certainty that all potential Year 2K problems that may affect such products have been identified due to the complexity of the products and the fact that these products interact with other third party vendor products and operate on computer systems that are not under EDSS' control.

         In addition, EDSS is communicating with certain of its customers, including major payors and vendors, and suppliers as to their progress in identifying and addressing problems that their computers will face in correctly processing date information as the Year 2K approaches and is reached. Because of the complexity of the Year 2K issue and the differing stages of readiness of these third parties EDSS expects these discussions to continue throughout 1999. Furthermore, because of the nature of EDSS' business, the success of EDSS' efforts may depend on the success of Payors, Providers, vendors and other third parties in dealing with the Year 2K issue. Failure to address appropriately the Year 2K issue by a major customer or supplier or a material percentage of EDSS' smaller customers could have a material adverse impact on the financial condition and results of operations of EDSS.

         EDSS' business is heavily reliant upon external suppliers to provide certain operating elements of its business. Some of these suppliers include telecommunications providers, data processing service providers, utility companies, key vendors and certain governmental agencies. EDSS also depends on the operations of its customers, the Providers and Payors. EDSS exerts no control over the efforts of these companies to become Year 2K compliant. The services provided by these parties are critical to the operations of EDSS and EDSS is heavily reliant upon these parties to successfully address the Year 2K issue. Therefore, if any of these parties fail to provide EDSS with services, EDSS' ability to conduct business could be materially impacted. The result of such impact may have a material adverse effect on the financial condition and results of operations of EDSS.

         Worst case scenarios could be as insignificant as a minor interruption in EDSS's ability to conduct business resulting from unanticipated problems encountered in the IT and non-IT systems of EDSS or could be significant to the extent any of the significant third parties such as Payors with whom EDSS does business suffer major business interruption. The pervasiveness of the Year 2K issue makes it likely that previously unidentified issues will require remediation during the normal course of business. On the other hand, a worst case Year 2K scenario could be as catastrophic as a complete, and long-term, loss of telecommunications, data processing and utility services. In this connection, an extended loss of telecommunication, data processing and utility services could have a material adverse effect on the financial condition and results of the operations of EDSS.

         Although EDSS believes its Year 2K compliance efforts will address all of the Year 2K issues for which EDSS is responsible, to the extent these efforts are not successful, additional compliance efforts would be necessary together with additional customer service efforts and expenditures. If third parties fail in their compliance efforts, EDSS also could be impacted and required to provide additional customer service efforts. In such an event, EDSS could incur additional costs and experience a negative impact on its financial condition and results of operations.

The Company's Contingency Plans

         The Company has not created a formal contingency plan for Year 2K problems. The Company intends to take appropriate actions to mitigate the effects of third parties' failures to remediate their Year 2K issues and for unexpected failures in its own systems. Such actions may include having arrangements for alternate suppliers and using manual intervention where necessary. If it becomes necessary for the Company to take these corrective actions, it is uncertain whether this would result in significant interruptions in service or delays in business operations or whether it would have a material adverse effect on the Company's results of operations, financial position or cash flow.

         As risks are identified, contingency plans will be established and additional steps will be taken to further minimize the risks associated with the Year 2K issue. Those plans will focus on matters that appear to be the Company's most likely Year 2K risks, such as possible additional customer support efforts by the Company that would be necessary if customers, such as, in the case of EDSS, Providers or Payors, or vendors are not Year 2K compliant, or if a Year 2K issue should not be timely detected in the Company's own compliance efforts. In the event that the Company's systems do not function as a result of a most reasonably likely worst case scenario, the Company would make reasonable efforts to enter into temporary alternative arrangements with third parties to service the Company's customers, including routing transactions to the Company's competitors. In addition, in the case of EDSS, in the event

EDSS could not process transactions electronically, either as a result of the failure of its own systems or a loss of telecommunications, data processing or utility services generally, EDSS or its customers could print transactions normally processed electronically to paper for manual processing until such time as the Company's systems are functional.

Costs of Year 2K Remediation

         As of October 31, 1998, the Company has not incurred material costs related to the Year 2K problem, and does not expect to incur material costs in the future. The Company has not deferred other information technology projects due to Year 2K expenses, and does not expect to defer such projects in the future. However, due to the complexity and pervasiveness of the Year 2K issue, and in particular the uncertainty regarding the compliance efforts of third parties, there can be no assurance that the costs associated with the Year 2K problem will not be greater than anticipated.

         The Company has not yet estimated Year 2K costs for periods after 1999, which may include costs of customer service efforts resulting from the failure of third parties to be Year 2K compliant or other unforeseen problems.

         Readers are cautioned that forward-looking statements contained in the Year 2K Disclosure should be read in conjunction with the Company's disclosures under the heading "Special Note Regarding Forward-Looking Statements" above.

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


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to the executive officers and directors of the Company is incorporated herein by reference to the sections entitled "Executive Officers of the Company and Election of Directors" in the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 1999.

ITEM 11.      EXECUTIVE COMPENSATION

         The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 1999.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled "Security Ownership of Directors and Executive Officers" in the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 1999.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April 1999.

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


3.1(1)           Certificate of Incorporation and By-laws of Registrant.  See
                 Exhibit 4-3-Exhibit A.
3.1(a)(12)       Amendment, dated June 29, 1995, to the Company's By-Laws.
3.1(a)(18)       Amendment to Certificate of Incorporation, dated June 10, 1997.
3.1(b)(18)       Amendment to By Laws, dated June 10, 1997.
4(15)            Rights Agreement, dated as of December 12, 1996, between
                 National Wireless Holdings Inc. and Continental Stock Transfer
                 and Trust Company, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations designating the
                 relative rights, preferences and limitations of the Series A
                 Junior Preferred Stock, as Exhibit B the Form of Right
                 Certificate, and as Exhibit C the Summary of Rights to Purchase
                 Preferred Shares.
4.1(4)           Specimen of Common Stock Certificate.
4.2(1)           Form of Representative Warrant Agreement with form of
                 Representative's Warrant attached.
10.1(1)          Terrence S. Cassidy Employment Agreement, dated September 22,
                 1993.
10.2(1)          Withdrawn.
10.3(1)          Paul Sinderbrand Consulting and Employment Agreement, dated
                 September 22, 1993.
10.4(1)          Registrant's 1993 Stock Option Plan.
10.6(1)          Strategic Alliance Agreement with Preferred Entertainment,
                 Inc., dated November 11, 1993.

10.7(1)          Withdrawn.
10.28(9)         Stock Purchase Agreement dated April 6, 1995 by and among the
                 Registrant and E. Vernon Oliver.
10.29(9)         $1,100,000 Promissory Note dated April 21, 1995 made by
                 Registrant in favor of E. Vernon Oliver.
10.30(9)         Security Agreement dated April, 1995 by and among the
                 Registrant and TLC Productions, Inc.
10.33A(10)       Withdrawn.
10.33(11)        Loan documentation relating to the EDSS credit facility, all dated June 9, 1995.
    (a)          Loan Agreement.
    (b)          Borrower Security Agreement.
    (c)          Form of Note.
    (d)          Withdrawn.
    (e)          Withdrawn.
10.34(13)        Documentation relating to Acquisition of Anagram International
                 Communications Ltd. ("Anagram").
    (a)          Certificate of Incorporation of Anagram.
    (b)          By-laws of Anagram.
    (c)          Subscription Agreement re: Class A Convertible Preferred Stock.
    (d)          Employment Agreement with Andrea Traubner.
    (e)          Shareholders Agreement dated October 1, 1995 among the Company,
                 Leonard Giarraputo, Andrea
                 Traubner and Anagram International Communications Ltd.
10.35(13)        Agreement dated November 8, 1995 between Registrant and
                 Wireless Broadcasting Systems of America, Inc.
10.36(14)        Agreement with Spike Technologies.
10.37(a)(15)     Severance Benefit Agreement, dated December 12, 1996, with
                 Terrence S. Cassidy.
10.37(b)(15)     Severance Benefit Agreement, dated December 12, 1996, with
                 Michael J. Specchio.
10.38(16)        Press Release, dated February 27, 1997.
10.38(17)        Consulting Agreement, dated February 28, 1997, with Michael J.
                 Specchio, Inc.
10.39(18)        Consulting Agreement, dated April 1, 1997, between the
                 registrant and BellSouth Wireless Cable, Inc.
10.40(19)        Form of Director Indemnification Agreement.
10.41(a)(19)     Secured Term Note.
10.41(b)(19)     Pledge Agreement, dated July 9, 1997.
10.42(19)        1997 Equity Incentive Plan.
10.43(19)        Restated Stockholders Agreement, dated September 10, 1997, between the Company, Joseph D. Truscelli and Electronic Data
                 Submission Systems, Inc.
10.44(20)        Withdrawn.
10.45(21)        Subscription Agreement, dated March 4, 1998, between the
                 Company, Joseph D. Truscelli, and Electronic Data Submissions
                 Systems, Inc.
11.1(20)         Withdrawn.
21(20)           Subsidiaries of Registrant.

    (b) Reports on Form 8-K: Not applicable.

A Definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 1999 will be filed by amendment.

---------------------------

(1) - Filed with the initial filing of the Registrant's Registration Statement on Form S-1, File No. 33-7914.
(2)  - Filed with Amendment No. 1 to the Registrant's Registration Statement.
(3)  - Filed with Amendment No. 2 to the Registrant's Registration Statement.
(4)  - Filed with Amendment No. 3 to the Registrant's Registration Statement.
(5)  - Filed with Form 10-Q for the Quarter ended January 31, 1994.
(6)  - Filed with Form 10-Q for the Quarter ended April 30, 1994.
(7)  - Filed with Form 10-Q for the Quarter ended July 31, 1994.
(8)  - Filed with Form 10-K for the Fiscal Year ended October 31, 1994.
(9)  - Filed with Form 8-K dated April 13, 1995.
(10) - Filed with Form 10-Q for the Quarter ended January 31, 1995 as Exhibit 10-28.
(11) - Filed with Form 10-Q for the Quarter ended April 30, 1995.
(12) - Filed with Form 10-Q for the Quarter ended July 31, 1995.
(13) - Filed with Form 10-K for the Fiscal Year ended October 31, 1995.
(14) - Filed with Form 10-Q for the Quarter ended July 31, 1996.
(15) - Filed with Form 8-K dated December 12, 1996.
(16) - Filed with Form 8-K dated February 26, 1997.
(17) - Filed with Form 10-Q for the Quarter ended January 31, 1997.
(18) - Filed with Form 10-Q for the Quarter ended April 30, 1997.
(19) - Filed with Form 10-Q for the Quarter ended July 31, 1997.
(20) - Filed with Form 10-K for the Fiscal Year ended October 31, 1997.
(21) - Filed with Form 10-Q for the Quarter ended January 31, 1998.

NATIONAL WIRELESS HOLDINGS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                                PAGE
                                                                                                               --------

 Report of Independent Accountants                                                                                F-2

 Consolidated Balance Sheets as of October 31, 1998 and 1997                                                      F-3

 Consolidated Statements of Operations for the years ended October 31, 1998,
   1997 and 1996                                                                                                  F-4

 Consolidated Statements of Stockholders' Equity for the years ended October 31, 1998,
   1997 and 1996                                                                                                  F-5

 Consolidated Statements of Cash Flows for the years ended October 31, 1998,
   1997 and 1996                                                                                                  F-6

 Notes to Consolidated Financial Statements                                                                       F-7

REPORT OF INDEPENDENT ACCOUNTANTS

December 17, 1998

To the Board of Directors and Stockholders of National Wireless Holdings Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of National Wireless Holdings Inc. and its subsidiaries at October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                                      PRICEWATERHOUSECOOPERS LLP

NATIONAL WIRELESS HOLDINGS INC.


CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 1998 AND 1997


                                                                                     1998                     1997
                                                                                ----------------        ----------------

                                     ASSETS:

Current assets:
  Cash and cash equivalents                                                     $     27,359,353        $     21,256,356
  Marketable securities                                                               32,541,020              49,598,687
  Trade and other receivables                                                            751,413                 893,498
  Due from related parties                                                              -                      1,178,093
  Prepaid expenses and other current assets                                              136,085                  52,447
                                                                                ----------------        ----------------
      Total current assets                                                            60,787,871              72,979,081

Wireless frequency license and acquisition costs, net of accumulated
  amortization of $144,336 and $106,165 in 1998 and 1997, respectively                   237,375                 275,546
Transmission and related equipment, net of accumulated depreciation
  of $526,385 and $328,899 in 1998 and 1997, respectively                                932,169                 853,629
Leasehold improvements, office equipment and service vehicles, net of accumulated depreciation of $607,921 and $434,372 in 1998 and 1997,
  respectively                                                                           789,033                 364,113
Intangible assets, net of accumulated amortization of $686,920 and
  $419,086 in 1998 and 1997, respectively                                              3,594,215               3,983,956
Investments and other assets                                                             287,687                 629,331
                                                                                ----------------        ----------------
      Total assets                                                              $     66,628,350        $     79,085,656
                                                                                ----------------        ----------------
                                                                                ----------------        ----------------

                          LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable and accrued expenses                                         $      4,819,901        $    1,890,734
  Current maturities of long-term debt                                                    88,449               241,673
  Marketable securities - short sale                                                    -                   16,559,375
  Current income taxes                                                                 3,900,000              -
  Deferred income taxes                                                               10,930,000            16,900,000
      Total current liabilities                                                       19,738,350            35,591,782
                                                                                ----------------         -------------

Note payable to related party                                                            200,000               400,000
Long-term debt                                                                           334,967                24,348
                                                                                ----------------         -------------
      Total liabilities                                                               20,273,317            36,016,130
                                                                                ----------------         -------------


Commitments

Stockholders' equity:
  Preferred stock, $.01 par value;  1,000,000 shares authorized;
   no shares issued or outstanding                                                      -                     -
  Common stock, $.01 par value;  20,000,000 shares authorized; 3,283,000
   shares issued and outstanding                                                          32,830                32,830
  Additional paid-in capital                                                          22,647,372            22,647,372
  Retained earnings                                                                   16,115,825            19,430,049
  Unrealized gain on marketable securities, net                                        7,559,006               959,275
                                                                                ----------------        --------------
      Total stockholders' equity                                                      46,355,033            43,069,526
                                                                                ----------------        --------------
      Total liabilities and stockholders' equity                                $     66,628,350        $   79,085,656
                                                                                ----------------        --------------
                                                                                ----------------        --------------


See accompanying notes to consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.


CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996


                                                            1998            1997            1996
                                                        ------------    ------------    ------------
Revenue:
  Service revenue                                       $  4,492,991    $  3,308,080    $  1,223,561
  Interest income                                          1,829,378         870,810       1,094,173
  Dividend income                                            479,263         538,791            --
                                                        ------------    ------------    ------------

      Total revenue                                        6,801,632       4,717,681       2,317,734
                                                        ------------    ------------    ------------

Expenses:
  Cost of services                                         2,606,475       1,626,661         799,045
  Wireless market, distribution and technology               858,000         555,422         834,240
  Professional fees                                          735,491         473,430         273,234
  General and administrative                               2,664,329       2,459,347         790,511
  Depreciation and amortization                              777,823         832,413         564,139
  Interest                                                    57,707         107,760          73,389
                                                        ------------    ------------    ------------

      Total expenses                                       7,699,825       6,055,033       3,334,558
                                                        ------------    ------------    ------------

Loss from operations                                        (898,193)     (1,337,352)     (1,016,824)
Loss on securities transactions, net                      (4,116,031)           --              --
Gain on sale of SFTV                                            --        44,196,516            --
                                                        ------------    ------------    ------------

      Income (loss) before provision for
       income taxes                                       (5,014,224)     42,859,164      (1,016,824)

Provision (benefit) for income taxes                      (1,700,000)     16,900,000            --
                                                        ------------    ------------    ------------

      Net income (loss)                                 $ (3,314,224)   $ 25,959,164    $ (1,016,824)
                                                        ------------    ------------    ------------
                                                        ------------    ------------    ------------

Net income (loss) per common share:
  Basic                                                 $      (1.01)   $       7.96    $      (0.31)
                                                        ------------    ------------    ------------
                                                        ------------    ------------    ------------

  Diluted                                               $      (1.01)   $       7.92    $      (0.31)
                                                        ------------    ------------    ------------
                                                        ------------    ------------    ------------

Weighted average number of common shares outstanding:
  Basic                                                    3,283,000       3,259,923       3,253,000
                                                        ------------    ------------    ------------
                                                        ------------    ------------    ------------

  Diluted                                                  3,283,000       3,277,837       3,253,000
                                                        ------------    ------------    ------------
                                                        ------------    ------------    ------------

See accompanying notes to consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996



                                                                                              Unrealized
                                                                        Retained Earnings      Gain on
                                                         Additional       (Accumulated        Marketable
                                         Common Stock  Paid-In Capital      Deficit)        Securities, Net       Total
                                         ------------  ---------------  -----------------  ---------------- ----------------

Balance, October 31, 1995                 $    32,530   $   22,421,173   $     (1,244,391)          -        $    21,209,312

Net loss                                        -              -               (1,016,824)          -             (1,016,824)
                                         ------------  ---------------  -----------------  ---------------- ----------------

    Balance, October 31, 1996                  32,530       22,421,173         (2,261,215)          -             20,192,488

Options exercised to acquire 30,000
 shares of common stock                           300          226,199            -                 -                226,499

Dividends paid                                  -              -               (4,267,900)          -             (4,267,900)

Net income                                      -              -               25,959,164          -              25,959,164

Unrealized gain on marketable
 securities, net                                -              -                  -         $       959,275          959,275
                                         ------------  ---------------  -----------------  ---------------- ----------------

    Balance, October 31, 1997                  32,830       22,647,372         19,430,049           959,275       43,069,526

Net loss                                        -              -               (3,314,224)          -             (3,314,224)

Unrealized gain on marketable
 securities, net                                -              -                  -               6,599,731        6,599,731
                                         ------------  ---------------  -----------------  ---------------- ----------------

    Balance, October 31, 1998             $    32,830   $   22,647,372   $     16,115,825   $     7,559,006  $    46,355,033
                                         ------------  ---------------  -----------------  ---------------- ----------------
                                         ------------  ---------------  -----------------  ---------------- ----------------



See accompanying notes to consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996


                                                                                   1998              1997             1996
                                                                                ------------    ------------    -------------

Cash flows from operating activities:
  Net income (loss)                                                             $ (3,314,224)   $ 25,959,164    $ (1,016,824)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                    777,823         832,413         564,139
    Accretion of interest income                                                        --          (306,100)           --
    Gain on sale of SFTV                                                                --       (44,196,516)           --
    Loss on securities transactions, net                                           4,116,031            --              --
    Deferred income taxes                                                        (10,470,000)     16,900,000            --
  Change in assets and liabilities:
    Receivables                                                                      142,085        (574,656)        109,867
    Prepaid expenses and other current assets                                        (83,638)          4,749          36,279
    Deposits and other assets                                                        (43,802)        187,635          88,767
    Accounts payable and accrued expenses                                           (441,352)        (43,846)         65,374
    Current income taxes payable                                                   3,900,000            --              --
    Other                                                                          1,183,068            --              --
                                                                                ------------    ------------    -------------
      Net cash used in operating activities                                       (4,234,009)     (1,237,157)       (152,398)
                                                                                ------------    ------------    -------------
Cash flows from investing activities:
  Wireless frequency license and acquisition costs                                      --          (170,190)       (364,625)
  Acquisition of transmission and related equipment                                 (276,026)        (40,900)       (294,889)
  Acquisition of  leasehold improvements, office equipment and service vehicles     (182,478)       (183,261)        (17,528)
  Purchases of U.S. treasury securities                                                 --       (15,693,040)           --
  Proceeds from redemption of U.S. treasury securities                                  --        15,999,140      12,000,000
  Acquisition of marketable securities to settle short sales                     (33,463,975)           --              --
  Proceeds of marketable securities - short sale                                  12,132,048      15,919,961            --
  Proceeds from sale of marketable securities                                     31,439,714            --              --
  Increase in notes receivable from EDSS                                                --              --          (215,000)
  Investments                                                                        (94,702)       (277,173)       (608,800)
  Acquisition of EDSS                                                                   --        (2,293,700)           --
  Repayments from (advance to) related party                                       1,100,000      (1,105,093)           --
                                                                                ------------    ------------    -------------
      Net cash provided by investing activities                                   10,654,581      12,155,744      10,499,158
                                                                                ------------    ------------    -------------
Cash flows from financing activities:
  Dividends paid                                                                        --        (4,267,900)           --
  Exercise of stock options                                                             --           226,499            --
  Principal payments of long-term debt                                              (317,575)       (509,595)       (446,235)
  Proceeds of long term debt                                                            --           100,000            --
                                                                                ------------    ------------    -------------
      Net cash used in financing activities                                         (317,575)     (4,450,996)       (446,235)
                                                                                ------------    ------------    -------------
      Net increase in cash and cash equivalents                                    6,102,997       6,467,591       9,900,525
Cash and cash equivalents, beginning of year                                      21,256,356      14,788,765       4,888,240
                                                                                ------------    ------------    -------------
      Cash and cash equivalents, end of year                                    $ 27,359,353    $ 21,256,356    $ 14,788,765
                                                                                ------------    ------------    -------------
                                                                                ------------    ------------    -------------
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                        $     57,707    $    107,760    $     73,389
  Cash paid for taxes                                                              4,500,000
  Capital lease assets acquired and obligations incurred                             505,567
Non-cash financing and investing activities:
  In 1997, the Company sold South Florida Television Inc. for $48,000,000 in BellSouth Common Stock



See accompanying notes to consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       COMPANY OPERATIONS AND BASIS OF PRESENTATION:

         National Wireless Holdings Inc. ("NWH"), a Delaware corporation organized on August 31, 1993, is a communications company focusing primarily on the acquisition and operation of telecommunications and other high-tech businesses. NWH and its majority owned subsidiaries (collectively, the "Company") currently own and operate an electronic data interchange company, providing links between healthcare providers and third party payors. In addition, the Company owns and operates a satellite programming uplink facility, an educational programming distribution company and other early stage businesses. In addition to these businesses, the Company continues its business of acquiring controlling interests in telecommunications, media, and other high-tech areas. In June 1997, the Company sold its wireless cable assets in Miami, Florida in exchange for common stock of BellSouth Corporation (see Note 3).

         The consolidated financial statements include the accounts of NWH and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.



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

NATIONAL WIRELESS HOLDINGS INC.

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

         REVENUE RECOGNITION:
         Service revenue is recognized as earned in the period the services are provided. Service revenue for EDSS (see Note 4) includes installation revenue and revenue associated with electronic transactions to and from physicians, hospital networks and health insurance carriers.

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

         NET INCOME (LOSS) PER SHARE DATA:
         The Company adopted the provisions of SFAS No. 128 "Earnings per Share" effective November 1, 1997, with restatement of all prior periods presented. Basic earnings per share is computed by dividing net income
         (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. No potential common shares were included in the computation of diluted earnings per share when a net loss existed for the period, as potentially dilutive common shares would have an antidilutive effect on earnings per share

NATIONAL WIRELESS HOLDINGS INC.

         Computations of net income (loss) per share are as follows:

                                                                   YEAR ENDED         YEAR ENDED          YEAR ENDED
                                                                  OCTOBER 31,        OCTOBER 31,         OCTOBER 31,
                                                                      1998               1997                1996
                                                                -----------------  -----------------  -------------------

         Net income (loss)                                      $   (3,314,224)    $    25,959,164    $    (1,016,824)
                                                                -----------------  -----------------  -------------------
                                                                -----------------  -----------------  -------------------

         Weighted average common shares outstanding:
         Basic:
            Shares of common stock outstanding                       3,283,000           3,259,923          3,253,000
                                                                -----------------  -----------------  -------------------
                                                                -----------------  -----------------  -------------------

         Fully diluted:
            Shares of common stock outstanding                       3,283,000           3,259,923          3,253,000
            Dilutive effect of stock options                                                17,914
                                                                -----------------  -----------------  -----------------
                                                                     3,283,000           3,277,837          3,253,000
                                                                -----------------  -----------------  -------------------
                                                                -----------------  -----------------  -------------------

         Income (loss) per share - basic                        $        (1.01)    $          7.96    $       (0.31)
         Income (loss) per share - fully diluted                $        (1.01)    $          7.92    $       (0.31)

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

         RECENTLY ISSUED PRONOUNCEMENTS:
         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.130, Comprehensive Income ("SFAS 130"). SFAS 130, effective for fiscal years beginning after December 15, 1997, establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Upon adoption of the statement, unrealized gains or losses on marketable securities arising during each year will be reflected in comprehensive income.

         In June 1997, the FASB issued SFAS No.131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997, establishes new disclosure requirements for operating segments, including products, product services, geographical areas and major customers. The Company will adopt SFAS No.131 for the 1999 fiscal year, but does not expect the new accounting standard to have a material effect on the Company's reported financial results.

NATIONAL WIRELESS HOLDINGS INC.

         In June 1998, the FASB issued SFAS No.133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, effective for all fiscal quarters of fiscal years beginning after June 15, 1999, establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. Under SFAS 133, certain unrealized losses on security transactions amounting to $1,298,000, net of taxes, might have been charged to income for the year ended October 31, 1998.



3.       SALE OF SFTV:

         On February 26, 1997, the Company and its wholly-owned subsidiary, South Florida Television, Inc. ("SFTV") entered into an Agreement and Plan of Reorganization, as amended, (the "Merger Agreement") which became effective on June 27, 1997 with BellSouth Corporation ("BellSouth") and its wholly-owned subsidiary, BellSouth South Florida Merger Subsidiary, Inc. ("BellSouth Sub"), pursuant to which BellSouth Sub merged into SFTV. SFTV became a wholly-owned subsidiary of BellSouth and the Company received an aggregate of $48,000,000 in BellSouth common stock (the "Merger") which resulted in a pre-tax gain of approximately $44,200,000 The Merger has been treated as a tax-free reorganization. The BellSouth common stock is reflected as available for sale marketable securities in the accompanying consolidated balance sheets as of October 31, 1998 and 1997.



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

NATIONAL WIRELESS HOLDINGS INC.

         On July 31, 1998, the Company completed the purchase of $1,200,000 of shares of Series A Preferred Stock of EDSS, which when combined with its existing share ownership represents 58% of the outstanding common stock and, with additional voting rights, 82% control of EDSS. The Company paid for such securities with $1,000,000 in cash and $200,000 reduction in the principal amount of a note outstanding pursuant to a loan agreement between EDSS and the Company, dated June 19, 1995. After such transaction, the Company had outstanding loans to EDSS of $788,000. The President of EDSS also agreed to convert $200,000 of indebtedness owed to him by EDSS into Series B Convertible Preferred Stock of EDSS.

         The consolidated statement of operations includes the following relating to EDSS:

                                                                          1998               1997             1996
                                                                    -----------------   ---------------  ---------------
          Service revenue                                            $    3,274,244     $   1,864,000    $       -
          Expenses:
            Cost of services                                              2,327,131           840,000           -
            Other                                                         1,062,178           840,000           -


         EDSS has developed a comprehensive software system, referred to as HECET Systems-Registered Trademarks- in 1993, which is DOS-based, and released a new Windows version, WinHECET-TM- in 1998, that enables physicians, clinics, managed care organizations, HMO's, PPOs, major insurance companies including Blue Cross/Blue Shield, Medicare, Medicaid, and commercial payors to communicate electronically the information needed to process and pay insurance claims, check patient eligibility, make claim status inquiries, and provide comprehensive reporting on those claims. HECET Systems-Registered Trademarks- and WinHECET-TM- enable health care professionals throughout the country to reduce the need for paper claims processing while enhancing the payment process. The Company has entered into various service agreements with health care providers including FHS, Inc., FHP Health Care, Metra Health Insurance Company, Mutual of Omaha and Prudential Insurance Company.

         EDSS has incurred operating losses of $2,958,364 on a cumulative basis through September 30, 1998. Based upon existing contracts with physicians and providers and current expense levels, management of EDSS believes that it will achieve positive cash flow from operations for fiscal 1999 without the need to obtain additional financing. The Company, however, may seek to obtain additional financing to accelerate its strategic business plan.

NATIONAL WIRELESS HOLDINGS INC.

5.       LEASE AND PURCHASE COMMITMENTS:

         The Company leases administrative facilities and office equipment under operating leases that expire between 1999 and 2003. Certain of the leases contain escalation clauses providing for increased rentals based on operating expenses or the consumer price index. Rent expense, net of rental income, under operating leases was approximately $247,000 $243,000 and $200,000 for the years ended October 31, 1998, 1997 and 1996, respectively.

         Future annual minimum rental payments as of October 31, 1998 under noncancellable operating leases for the next five years are as follows:

                               1999                    $     258,568
                               2000                          255,052
                               2001                          255,052
                               2002                          173,669
                               2003                          111,124



6.       CONSULTING AND EMPLOYMENT AGREEMENTS:

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

         During the years ended October 31, 1998, 1997 and 1996, salaries and consulting fees of approximately $768,000, $1,087,000, and $629,000, respectively, were incurred under these contracts.

         During fiscal 1997, EDSS entered into an employment agreement with the president of EDSS for a period of five years with an initial annual base salary of $180,000 for years one and two and increasing to $220,000 in years three through five.

NATIONAL WIRELESS HOLDINGS INC.

7.       LONG-TERM DEBT:

                                                                                        1998               1997
                                                                                   ----------------  ------------------
         Long-term debt comprises:
           Obligations under capital leases (with interest rates ranging
              from 11.8% to 16.02% and expiring through 2003)                      $    423,416      $        33,346
           8% note payable                                                                 -                 202,078
           Other                                                                           -                  30,597
                                                                                   ----------------  ------------------
                                                                                        423,416              266,021
            Less, current maturities                                                     88,449              241,673
                                                                                   ----------------  ------------------

                                                                                   $    334,967      $        24,348
                                                                                   ----------------  ------------------
                                                                                   ----------------  ------------------

8.       INCOME TAXES:

         The provision (benefit) income taxes comprises:

                                                                                        1998               1997
                                                                                   ----------------  ------------------
         Federal:
           Current                                                                 $     7,981,000   $        -
           Deferred                                                                     (9,528,000)       15,000,700
         State and Local:
           Current                                                                         789,000            -
           Deferred                                                                       (942,000)        1,899,300
                                                                                   ----------------  ------------------
                                                                                   ----------------  ------------------
                                                                                   $    (1,700,000)  $    16,900,000
                                                                                   ----------------  ------------------
                                                                                   ----------------  ------------------



         As of October 31, 1998 and 1997, the deferred income tax liability relates to marketable securities received from the sale of SFTV, comprising the gain not yet recognized for income tax purposes and the unrealized gain on such securities since the sale. During 1997, NOL's which had been offset by a 100% valuation allowance in prior years were either utilized to reduce taxable income or were transferred to BellSouth as part of the sale of SFTV.

         The difference between the actual provision (benefit) for income taxes and the provision (benefit) for income taxes computed by applying the statutory federal rate to income (loss) before provision for income taxes is principally attributable to state and local taxes, net of federal income tax benefit.

         The Company is currently undergoing a tax examination by the Internal Revenue Service ("IRS") for fiscal 1995 and 1996. Although the IRS has proposed certain adjustments, the Company does not believe that the ultimate outcome will have a material effect on the financial statements.

NATIONAL WIRELESS HOLDINGS INC.

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

         The Company granted to a third party a right, which expires on March 17, 1999, to purchase 300,000 shares of common stock at $15 per share (120% of the Company's initial public offering price). The party may exercise its right to purchase the shares of common stock for cash or to receive a reduced number of shares, without payment of cash, equivalent to the value of the common stock at the exercise date in excess of the exercise price.



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

NATIONAL WIRELESS HOLDINGS INC.

         Information with respect to shares under option is summarized below:


                                                                                                  EXERCISE PRICE
                                                                       ISO'S         NQSO'S          PER SHARE
                                                                     ----------    ------------  ------------------

         Balance, October 31, 1995                                      11,750         68,250        $6.50-$8.50
            Granted                                                      -              -                 -
            Exercised                                                    -              -                 -
                                                                     ----------    ------------
         Balance, October 31, 1996                                      11,750         68,250        $6.50-$8.50
            Granted                                                     11,730         88,270          $17.05
            Exercised                                                                 (30,000)       $6.50-$8.25
                                                                     ----------    ------------
         Balance, October, 31, 1997                                     23,480        126,520       $8.50-$17.05
             Granted                                                     -              -                 -
             Exercised                                                   -              -                 -
                                                                     ----------    ------------
         Balance, October 31, 1998                                      23,480        126,520       $8.50-$17.05
                                                                     ----------    ------------
                                                                     ----------    ------------
         Exercisable, October 31, 1998                                  21,175         95,492       $8.50-$17.05
                                                                     ----------    ------------
                                                                     ----------    ------------

         No options were forfeited or expired during any period presented. The remaining weighted average contractual life of options outstanding at October 31, 1998 was 3.17 years.

         The Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized with regard to options granted under the Plan in the accompanying financial statements. If stock-based compensation costs had been recognized based on the estimated fair values at the dates of grant for options awarded during 1997, net income and net income per common share for 1998 would have been reduced by approximately $156,000 or $.05 per share (basic and diluted) and for 1997 would have been reduced by $125,000 or $.04 per share (basic and diluted).

         These pro forma adjustments to net income and net income per common share assume fair values of each option grant estimated using the Black-Scholes option pricing formula. The more significant assumptions underlying the determination of such fair value for options granted during 1997 include: (i) weighted average risk-free interest rates of 5.92%; (ii) weighted average expected option life of 5 years; (iii) an expected volatility of 41%, and (iv) an expected dividend yield of 0%. The per share weighted average fair value at the dates of grant for options awarded during 1997 was $4.67 and there were no options granted for the year ended October 31, 1998.



11.      RELATED-PARTY TRANSACTIONS:

         On July 9, 1997 the Company loaned $1,100,000 to an officer of the Company under a note receivable which bore interest at 8% and was paid on June 26, 1998.

NATIONAL WIRELESS HOLDINGS INC.

         The note payable to related party (president of EDSS) of $200,000 as of October 31, 1998 bears interest at the bank's prime rate plus 2% (10.5% at October 31, 1998) and is due on demand after the full payment of an intercompany loan of $788,000 due from EDSS to the Company.

         In fiscal 1998, 1997 and 1996, the Company purchased new service vehicles from an automobile dealership which is owned by the Chairman of the Company for approximately $4,474, $29,000 and $33,000, respectively.

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

         LONG-TERM DEBT AND NOTE PAYABLE:
         Long-term debt relates principally to equipment lease obligations, service vehicle loans payable and a note payable to a related party. Interest rates on the debt approximate the rates available at October 31, 1998 and the Company believes that their carrying value of debt at October 31, 1998 approximates fair value.

         MARKETABLE SECURITIES:
         Marketable securities are reflected at fair value in the accompanying consolidated balance sheet at October 31, 1998.

NATIONAL WIRELESS HOLDINGS INC.

13.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

         Quarterly information for 1998, 1997 and 1996 is set forth in the table below:

                                                                             QUARTER ENDED
                                                 ----------------------------------------------------------------------
                                                    JANUARY 31         APRIL 30         JULY 31          OCTOBER 31
                                                 ------------------ --------------- ----------------- -----------------
         1998:
            Revenue                              $    1,624,000     $   1,722,196   $     1,730,503   $    1,724,933
            Net (loss) income                           212,614           248,620           228,207       (4,003,665)
            Net (loss) income per common
               Share:
            Basic                                          0.06              0.08              0.07            (1.22)
            Diluted                                        0.06              0.08              0.07            (1.22)

         1997:
            Revenue                              $      701,760     $     996,263   $     1,429,088   $    1,590,570
            Net (loss) income                          (540,558)         (328,522)       27,085,670         (257,426)
            Net (loss) income per common
               Share:
            Basic                                         (0.17)            (0.10)             8.33            (0.08)
            Diluted                                       (0.17)            (0.10)             8.23            (0.08)

         1996:
            Revenue                              $      560,218     $     590,838   $       624,068   $      542,610
            Net loss                                   (225,600)         (227,961)         (264,657)        (298,606)
            Net loss per common share:
            Basic                                         (0.08)            (0.07)            (0.08)           (0.08)
            Diluted                                       (0.08)            (0.07)            (0.08)           (0.08)

         The loss for the quarter ended October 31, 1998 is principally attributable to the loss on securities transactions realized during that quarter.

         The sum of the quarterly net income (loss) per common share amounts do not necessarily equal the full year amount primarily because the computations of the denominator for basic and diluted earnings per share for each quarter and the full year are made independently.

         Certain revenue amounts for the first three quarters of 1998 have been reclassified to conform with the year-end presentation.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NATIONAL WIRELESS HOLDINGS INC.
                                   -------------------------------
                                                      (Registrant)


Date: January 29, 1999         /s/ Terrence S. Cassidy
                               -------------------------------------------------
                               Terrence S. Cassidy, Principal Executive Officer,
                                                 Principal Financial Officer and
                                                    Principal Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title               Date


/s/ Terrence S. Cassidy
---------------------------
 Terrence S. Cassidy                        Director            January 29, 1999


/s/ Thomas R. DiBenedetto
---------------------------
 Thomas R. DiBenedetto                      Director            January 29, 1999


/s/ Louis B. Lloyd
---------------------------
 Louis B. Lloyd                             Director            January 29, 1999


/s/ Michael A. McManus, Jr.
---------------------------
 Michael A. McManus, Jr.                    Director            January 29, 1999


/s/ Michael J. Specchio
---------------------------
 Michael J. Specchio                        Director            January 29, 1999