Form 10-K405/A
period 1998-10-31
NATIONAL WIRELESS HOLDINGS INC
filed 1999-03-01
CIK 915016

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 1998
                         Commission file number 0-23598

                         NATIONAL WIRELESS HOLDINGS INC.
             (Exact name of registrant as specified in its charter)


                          DELAWARE              13-3735316
                          --------------------------------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

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

                          Common Stock, $.01 Par Value
               Rights to Purchase Series A Junior Preferred Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $44,300,000 as of February 26, 1999 based upon the last sales price per share of the Registrant's Common Stock, as reported on the Nasdaq Small Cap Market on such date. As of February 26, 1999, 3,283,000 shares of Common Stock, $.01 par value, of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None. National Wireless Holdings, Inc. hereby amends its Annual Report on Form 10-K for the year ended October 31, 1998, filed with the Commission on January 29, 1999, by adding the information required by Part III (Items 10, 11, 12 and
13).


PART III

Part III is inserted as follows:

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Terrence S. Cassidy, 56, has been President, Chief Executive Officer and a director of the Company since its incorporation in August 1993. He has been an independent financial consultant since 1988. Prior to 1988, he served as a Vice President and principal of Allen & Company Incorporated, an investment banking firm, for 15 years with a concentration in communications. Prior to 1973, he served as co-director of research at Shields & Company, a brokerage firm. Mr. Cassidy was a director of Preferred Entertainment, Inc. ("Preferred Entertainment"), an operator of a wireless cable system in Chicago, from August 1993 to January 1995. Mr. Cassidy is a director of Absolute Bank, a Republic of Georgia bank.

Thomas R. DiBenedetto, 49, has been a director of the Company since October 1993. Since 1992, he has been President of Junction Investors, Ltd., an investment banking firm based in Boston, Massachusetts. From 1989 until April 1993, he was Chairman of Sioux Falls Cellular Communications, Inc. and, from 1989 to February 1993, Chairman of Oklahoma Cellular, Inc., both cellular telephone companies. From 1982 to 1992, he was President of Boston International Group Securities Corporation, a broker-dealer. He has been, since 1985, a director of Alexanders, Inc., a retailing and real estate company which emerged from bankruptcy in 1994 pursuant to a plan of reorganization which provides for full payment to all creditors. He is also a director of Showscan Corporation, a multi-media entertainment company, and Absolute Bank, a Republic of Georgia bank.

Louis B. Lloyd, 56, has been a director of the Company since October 1993. Since December 1994 he has been Vice Chairman of Absolute Bank, a Republic of Georgia bank. Since April 1996, he has been President of Belfinance Securities, Inc., a broker-dealer. He was President and Chief Executive Officer of Republic New York Securities Corporation, a brokerage firm subsidiary of Republic New York Corporation, from 1991 to 1994. For more than five years prior to joining Republic, Mr. Lloyd was a Senior Executive Vice President of Shearson Lehman Brothers in its Worldwide Institutional Equity Trading and Sales Departments. Since 1992 he has been Chairman of Antigua Enterprises, an apparel company.

Michael A. McManus, Jr., 55, has been a director of the Company since October 1994. He has been President and CEO of Misonix Inc., a medical device company, since November, 1998. He was President and Chief Executive Officer of New York Bancorp Inc. ("NYBI") from 1991 to 1998, a director of NYBI from 1990 to 1998 and a director and Vice Chairman of Home Federal Savings Bank, NYBI's subsidiary, from 1991 to 1998. He is also a director of Document Imaging System Corp. and Novavax Inc. He has served in numerous government capacities, including Assistant to the President of the United States from 1982 to 1985 and as Special Assistant to the Secretary of Commerce during the Ford Administration.

Michael J. Specchio, 52, has been Chairman and a director of the Company since September 1993. He has over 19 years of senior executive experience in the hardwire cable, private cable and wireless cable industries. He was active in the founding of the Wireless Cable Association and currently serves as a member of its Board of Directors. Prior to 1995, for more than five years, Mr. Specchio served as Chief Executive Officer of various of the predecessors of Preferred Entertainment (now a subsidiary of Peoples Choice TV), all engaged in the development of private wireless cable businesses. From 1992 until May 1994, Mr. Specchio was Chairman of Preferred Entertainment and, from August 1993 to January 1995, a director of Preferred Entertainment.

Timothy A. Mathews, 36, has served as the Company's Executive Vice President - Technology since September 1995. For more than seven years prior to that time, he served in a variety of managerial capacities for other pay television companies, including in construction, technical, supervisory, contractor, marketing and installation capacities. From August 1993 to August 1994, he was Vice President of Operations of Preferred Entertainment.

Paul J. Sinderbrand, 45, has been Executive Vice President and General Counsel of the Company since September 1993. He is a partner of Wilkinson, Barker, Knauer & Quinn, a Washington, D.C. law firm, where he concentrates on communications law and represents a variety of wireless communications providers. Prior to 1995, Mr. Sinderbrand was a partner at Sinderbrand & Alexander, a Washington, D.C. law firm. During his 20 years as a practicing attorney he has participated in major regulatory proceedings involving wireless cable television and drafted many regulations which now govern the industry, including the proposal pursuant to which the FCC established wireless cable television.


ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information as to compensation paid by the Company and its subsidiaries for the fiscal years ended October 31, 1996, 1997 and 1998 to each of the directors and executive officers of the Company:

                           SUMMARY COMPENSATION TABLE

(a)                               (b)       (c)              (d)                     (e)           (f)
Name and Principal Position       YEAR      SALARY($)        BONUS($)             LONG TERM         ALL OTHER
                                  ----      ------           -----           COMPENSATION AWARDS   COMPENSATION
                                                                                                       ($)
                                                                                 SECURITIES
                                                                             UNDERLYING OPTIONS
                                                                                     (#)
                                                                             ------------------     -----------
Terrence S.  Cassidy, President
and Chief Executive Officer
                                  1998      220,000          ---            ---                    ---
                                  1997      220,000          200,000        50,000                 ---
                                  1996      220,000          ---            ---                    ---
Michael J. Specchio, Chairman
                                  1998      180,000          ---            ---                    ---
                                  1997      180,000          200,000        50,000                 ---
                                  1996      180,000          ---            ---                    ---
Paul J. Sinderbrand Executive
Vice President and General
Counsel
                                  1998      (1)              ---            ---                    ---
                                  1997      (1)              ---            ---                    ---
                                  1996      60,000           ---            ---                    ---
Timothy Mathews, Executive Vice
President - Technology
                                  1998      120,000          ---            ---                    ---
                                  1997      120,000          ---            ---                    ---
                                  1996      120,000          ---            ---                    ---


(1) The Company paid Wilkinson, Barker, Knauer & Quinn, of which Mr. Sinderbrand is a partner, approximately $199,593 for services rendered to the Company in fiscal 1997 and approximately $18,025 in fiscal 1998.

Options Grants and Exercises

       No options were granted or exercised in fiscal 1998.

Director Compensation

     Each director who is not a full-time employee of the Company or one of its subsidiaries receives $5,000 per year for services rendered as a director, $500 for each board meeting attended and $500 for each committee meeting attended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table lists the number of shares of Common Stock beneficially owned by those known by the Company to own beneficially 5% or more of the Common Stock, all the directors, and nominees for election as directors, each executive officer listed in the table under the caption "Executive Compensation" and by all directors and executive officers of the Company as a group. On February 16, 1999, there were 3,283,000 shares of Common Stock outstanding.


                                                                   Amount and Nature of
Name                                                               Beneficial Ownership                Percent
-------------------------------------------------              ----------------------------           ---------
Terrence S. Cassidy                                                               502,333(1)               15.1%
249 Royal Palm Way, Suite 301
Palm Beach, Florida 33480

Thomas R. DiBenedetto                                                              38,000(2)                1.2%
249 Royal Palm Way, Suite 301
Palm Beach, Florida 33480

Louis B. Lloyd                                                                        10,000                   *
156 W. 56th Street
New York, New York 10019

Michael A. McManus, Jr.                                                               13,000                   *
241-02 Northern Blvd.
Douglastown, New York 11362

Michael J. Specchio                                                               266,333(3)                8.0%
233 Garrard Drive
Rantoul, Illinois 61866

Timothy Mathews                                                                    50,140(4)                1.5%
233 North Garrard
Rantoul, Illinois 61866

Paul Sinderbrand                                                                      50,966                1.6%
2300 N Street NW, Suite 700



                                                                   Amount and Nature of
Name                                                               Beneficial Ownership                Percent
-------------------------------------------------              ----------------------------           ---------
Washington, DC 20037-1128


All officers and directors as a group (seven persons)                    930,772(1)(2)(3)(4)               27.4%


Astoria Capital Partners, L.P.                                                       287,000                8.7%
6600 SW 92nd Avenue, Suite 370
Portland, Oregon 97223

Avenir Corporation                                                                175,200(5)                5.3%
1725 K Street, NW Suite 410
Washington, D.C. 20006

Donaldson, Lufkin & Jenrette Securities Corporation                               195,175(6)                5.9%
(a subsidiary of The Equitable Companies Incorporated
1290 Avenue of the Americas
New York, New York 10104)

Nicholas Applegate Capital Management                                             168,100(7)                5.1%
600 West Broadway, 29th Floor
San Diego, California 92101

Peoples Choice TV Corp.                                                           300,000(8)                8.4%
2 Corporate Drive, Suite 249
Shelton, Connecticut 06484

Wellington Management Company LLP                                                 251,000(9)                7.6%
75 State Street
Boston, Massachusetts 02109


+ The number of shares beneficially owned is deemed to include shares of the Company's Common Stock as to which the beneficial owner has or shares either investment or voting power. Unless otherwise stated, and except for voting powers held jointly with a person's spouse, the persons and entities named in the table have voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. All information with respect to beneficial ownership is based on filings made by the respective beneficial owners with the Securities and Exchange Commission (the "SEC") or information provided to the Company by such beneficial owners.

* Less than 1%.

(1). Includes 33,333 shares currently issuable upon exercise of an option, and 50,000 shares owned by a family trust, of which Mr. Cassidy disclaims beneficial ownership of 25,000 shares.

(2). Includes 9,000 shares owned by Boston International Partners, L.P. ("BIPLP"), of which Mr. DiBenedetto is General Partner and in which he has an approximate 56% partnership interest, and 9,000 shares owned by Boston International Partners, LP - II, ("BIPLP-II") which is managed by an affiliate of Mr. DiBenedetto and in which he has an approximate 7% partnership interest. Mr. DiBenedetto's children own an additional 5% of BIPLP, of which Mr. DiBenedetto disclaims beneficial ownership.

(3). Includes 33,333 shares currently issuable upon exercise of an option, and 50,000 shares owned by a family trust, of which Mr. Specchio disclaims beneficial ownership.

(4).   Includes 50,000 shares currently issuable upon the exercise of options.

(5). Includes 175,200 shares which Avenir Corporation ("AC") has the sole power to vote or to direct the vote and sole dispositive power as reported on its most recent Schedule 13G.

(6). Includes 127,450 shares which Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") has sole power to vote or to direct the vote and 67,725 shares which DLJ has shared dispositive power. DLJ is a subsidiary of The Equitable Companies Incorporated, of which a majority interest is beneficially owned by AXA (formerly AXA-UAP), which is controlled by a group consisting of AXA Conseil Vie Assurance Mutuelle (formerly Alpha Assurances Vie Mutuelle), AXA Assurances I.A.R.D Mutuelle, AXA Assurances Vie Mutuelle, and AXA Courtage Assurance Mutuelle, as reported on their most recent Schedule 13G.

(7). Includes 168,100 shares which Nicholas Applegate Capital Management ("NACM") has sole power to vote or to direct the vote and sole dispositive power, as reported on its most recent Schedule 13G.

(8).   Includes 300,000 shares issuable upon exercise of an option.

(9). Includes 33,000 shares which Wellington Management Company, LLP ("WMC") has shared power to vote or to direct the vote and shared dispositive power, as reported on its most recent Schedule 13G.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       On July 9, 1997 the Company loaned $1,100,000 to Michael J. Specchio, Chairman of the Company under a note receivable which bore interest at 8% and was paid on June 26, 1998.

       All current transactions between the Company, and its officers, directors and principal stockholders or any affiliates thereof are, and in the future such transactions will be, on terms no less favorable to the Company than could be obtained from unaffiliated third-parties.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         NATIONAL WIRELESS HOLDINGS INC.
                         -------------------------------
                                  (Registrant)

Date: February 26, 1999    BY: /S/ TERRENCE S. CASSIDY
                           ---------------------------
                           Terrence S. Cassidy, Principal Executive Officer,
                           Principal Financial Officer and Principal
                           Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                         Title                Date


/S/ TERRENCE S. CASSIDY
---------------------------
Terrence S. Cassidy               Director             February 26, 1999


/S/ THOMAS R. DIBENEDETTO
---------------------------
Thomas R. DiBenedetto             Director             February 26, 1999


/S/ LOUIS B. LLOYD
---------------------------
Louis B. Lloyd                    Director             February 26, 1999


/S/ MICHAEL A. MCMANUS, JR.
---------------------------
Michael A. McManus, Jr.           Director             February 26, 1999


/S/ MICHAEL J. SPECCHIO
---------------------------
Michael J. Specchio               Director             February 26, 1999