Form 10-Q
period 1999-01-31
NATIONAL WIRELESS HOLDINGS INC
filed 1999-03-17
CIK 915016

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 31, 1999

                         Commission file number: 0-23598

                         NATIONAL WIRELESS HOLDINGS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                13-3735316
                   --------                                ----------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

249 ROYAL PALM WAY, SUITE 301, PALM BEACH, FLORIDA            33480
--------------------------------------------------            -----
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

         Common Stock, $.01 par value: 3,283,000 shares as of March 12, 1999.

NATIONAL WIRELESS HOLDINGS INC.
PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONTENTS
--------------------------------------------------------------------------------

                                                                            PAGE

Condensed Consolidated Balance Sheets as of January 31, 1999 and
  October 31, 1998                                                           2

Condensed Consolidated Statements of Operations for the three months ended
  January 31, 1999 and 1998                                                  3

Condensed Consolidated Statements of Comprehensive Income for the three
  months ended January 31, 1999 and 1998                                     4

Condensed Consolidated Statements of Cash Flows for the three months ended
  January 31, 1999 and 1998                                                  5

Notes to Condensed Consolidated Financial Statements                         6

NATIONAL WIRELESS HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                     JANUARY 31,  OCTOBER 31,
                                                                         1999        1998
Assets

Current assets
    Cash and cash equivalents                                        $21,779,135  $27,359,353
    Marketable securities                                             34,300,649   32,541,020
    Trade and other receivables                                          828,742      751,413
    Refundable income taxes                                            1,100,000           --
    Prepaid expenses and other current assets                            843,348      136,085
                                                                     -----------  -----------
        TOTAL CURRENT ASSETS                                          58,851,874   60,787,871

Wireless frequency license and acquisition costs, net of
    accumulated amortization of $153,879 and $144,336, respectively      227,832      237,375
Transmission and related equipment, net of accumulated
    depreciation of $580,706 and $526,385, respectively                  905,918      932,169
Leasehold improvements, office equipment and service vehicles, net of accumulated depreciation of $685,576 and $607,921,
    respectively                                                         711,378      789,033
Intangible assets, net of accumulated amortization of $761,735
    and $686,920, respectively                                         3,599,863    3,594,215
Investments and other assets                                             356,910      287,687
                                                                     -----------  -----------
        TOTAL ASSETS                                                 $64,653,775  $66,628,350
                                                                     ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                            $ 5,179,651  $ 4,819,901
    Current portion of long-term debt                                     88,449       88,449
    Current income taxes                                                      --    3,900,000
    Deferred income taxes                                             12,300,000   10,930,000
                                                                     -----------  -----------
        TOTAL CURRENT LIABILITIES                                     17,568,100   19,738,350

Long-term debt                                                           316,709      334,967
Note payable to related party                                            200,000      200,000
                                                                     -----------  -----------
        TOTAL LIABILITIES                                             18,084,809   20,273,317
                                                                     -----------  -----------
Stockholders' equity
    Preferred stock, $.01 par value: 1,000,000 shares authorized;
      no shares issued or outstanding                                         --           --
    Common stock, $.01 par value, 20,000,000 shares authorized;
      3,283,000 shares issued and outstanding                             32,830       32,830
    Paid-in capital                                                   22,647,372   22,647,372
    Retained earnings                                                 14,195,492   16,115,825
    Unrealized gain on marketable securities, net                      9,693,272    7,559,006
                                                                     -----------  -----------
        TOTAL STOCKHOLDERS' EQUITY                                    46,568,966   46,355,033
                                                                     -----------  -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $64,653,775  $66,628,350
                                                                     ===========  ===========

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                        For the Three Months
                                                          Ended January 31,

                                                          1999          1998

Revenue
    Services                                          $ 1,070,332   $ 1,071,735
    Interest income                                       315,879       380,429
    Dividend income                                       165,292       171,836
                                                      -----------   -----------

        TOTAL REVENUE                                   1,551,503     1,624,000
                                                      -----------   -----------

Expenses
    Cost of services                                      347,144       383,593
    Professional fees                                     137,396       135,404
    General and administrative                            940,623       728,918
    Depreciation and amortization                         251,819       178,118
    Interest                                               11,971        53,547
                                                      -----------   -----------

        TOTAL EXPENSES                                  1,688,953     1,479,580
                                                      -----------   -----------

Income (loss) from operations                            (137,450)      144,420
Minority interest                                              --       (30,000)
Gain (loss) on securities transactions, net            (3,082,883)      248,194
                                                      -----------   -----------

Income (loss) before provision for income taxes        (3,220,333)      362,614

Provision (benefit) for income taxes                   (1,300,000)      150,000
                                                      -----------   -----------

        NET INCOME (LOSS)                             $(1,920,333)  $   212,614
                                                      ===========   ===========

Net income (loss) per common share
    Basic                                             $     (0.58)  $      0.06
                                                      ===========   ===========

    Diluted                                           $     (0.58)  $      0.06
                                                      ===========   ===========

Weighted average number of common shares outstanding
    Basic                                               3,283,000     3,283,000
                                                      ===========   ===========

    Diluted                                             3,283,000     3,318,752
                                                      ===========   ===========

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
--------------------------------------------------------------------------------

                                                        For the Months Ended

                                                             January 31,

                                                          1999         1998

Net income (loss)                                     $(1,920,333)  $   212,614

Other comprehensive income, net of tax:
   Net holding gain on marketable securities arising
     during the period                                  1,357,410     3,280,307
   Reclassification adjustment for (gains) losses
     recognized in net income (loss)                      776,856      (248,194)
                                                      -----------   -----------

                                                        2,134,266     3,032,113
                                                      -----------   -----------

Comprehensive income                                  $   213,933   $ 3,244,727
                                                      ===========   ===========

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                 For the Three Months
                                                                   Ended January 31,
                                                                  1999           1998
Cash flows from operating activities
    Net income (loss)                                         $ (1,920,333)  $    212,614
    Adjustments to reconcile net  income (loss) to net cash
      used in operating activities:
        Depreciation and amortization                              251,819        178,118
        Gain (loss) on securities transactions, net              3,082,883       (248,194)
        Deferred income taxes                                     (550,000)            --
        Minority interest                                               --         30,000
    Change in assets and liabilities
      Trade and other receivables                                  (77,329)       (11,012)
      Refundable income taxes                                   (1,100,000)            --
      Prepaid expenses and other current assets                   (787,777)       (13,633)
      Other assets                                                      --       (127,395)
      Accounts payable and accrued expenses                         17,471       (290,247)
      Current income taxes payable                              (3,900,000)       150,000
                                                              ------------   ------------
        NET CASH USED IN OPERATING ACTIVITIES                   (4,983,266)      (119,749)
                                                              ------------   ------------
Cash flows from investing activities
    Acquisition of transmission and related equipment              (33,505)       (40,000)
    Acquisition of  leasehold improvements, office equipment
      and service vehicles                                              --        (18,196)
    Acquisition of marketable securities                        (6,450,102)    (2,941,973)
    Proceeds of marketable securities                            6,004,134      5,231,586
    Proceeds of marketable securities - short sale                      --     12,132,047
    Investments                                                    (99,222)       (52,500)
    Advances to related party                                           --             --
                                                              ------------   ------------
        NET CASH PROVIDED (USED) IN  INVESTING ACTIVITIES         (578,695)    14,310,964
                                                              ------------   ------------
Cash flows from financing activities
    Proceeds of long-term debt                                     215,813             --
    Principal payments of long-term debt                          (234,070)       (88,390)
                                                              ------------   ------------
        NET CASH USED IN FINANCING ACTIVITIES                      (18,257)       (88,390)
                                                              ------------   ------------
Net increase in cash and cash equivalents                       (5,580,218)    14,102,825
Cash and cash equivalents, beginning of year                    27,359,353     21,256,356
                                                              ------------   ------------
Cash and cash equivalents, end of year                        $ 21,779,135   $ 35,359,181
                                                              ============   ============
Supplemental disclosure of cash flow information
    Cash paid for interest                                    $     11,971   $     53,547
    Cash paid for income taxes                                   4,250,000             --

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 31, 1999
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of National Wireless Holdings Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial statements for these interim periods, have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 (File No. 0-23598) as filed with the Securities and Exchange Commission.

2.       EDSS

         On February 24, 1999, the Company agreed to amend its loan agreement with EDSS, a majority-owned subsidiary, to increase the limit to $1,400,000 and advanced $200,000 under the loan agreement. After such transaction, the Company has outstanding loans to EDSS of $1,088,000.

3.       COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" as of November 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the financial statements; however, it does not affect net income (loss) or consolidated stockholders' equity. The components of accumulated other comprehensive income are as follows:

Unrealized gain on marketable securities, net of deferred income
    taxes of $4,130,000 at October 31, 1998                           $7,559,006

Unrealized gains arising during the period                             2,134,266
                                                                      ----------

Unrealized gain on marketable securities net of deferred income
    taxes of $6,050,000 at January 31, 1999                           $9,693,272
                                                                      ==========

                                     Note 3

Unrealized gain on marketable securities, net of deferred income
    taxes of $4,130,000 at October 31, 1998                           $7,559,006

Unrealized gains arising during the period                             2,134,266
                                                                      ----------

Unrealized gain on marketable securities net of deferred income
    taxes of $6,050,000 at January 31, 1999                           $9,693,272
                                                                      ==========

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         National Wireless Holdings Inc. ("NWH" or the "Company") is a communications company focussing primarily on acquisition and operation of telecommunications and other high tech businesses. The Company currently owns and operates Electronic Data Submission Systems, Inc. ("EDSS"), an electronic data interchange company, providing links between healthcare Providers and third party Payors. In addition, the Company owns and operates a satellite programming uplink facility, an educational programming distribution company and other early stage businesses. In addition to these businesses, the Company continues its business of acquiring controlling interests in telecommunications, media and other high tech areas. The Company may acquire or invest in other businesses. In June 1997, the Company sold its wireless cable assets in Miami, Florida in exchange for common stock of BellSouth Corporation.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1999 AS COMPARED TO THREE MONTHS ENDED JANUARY 31, 1998:

Services Revenue:

Services revenue decreased from $1,071,735 for the three months ended January 31, 1998 to $1,070,332 for the three months ended January 31, 1999. Increased revenues of EDSS, a majority owned subsidiary acquired in December 1996, were offset by completion of a consulting agreement with a subsidiary of BellSouth Corporation.

Interest and Dividend Income:

Interest income decreased from $380,429 for the three months ended January 31, 1998 to $315,879 for the three months ended January 31, 1999 primarily as a result of decreased cash, cash equivalents and treasury securities balances, and dividend income decreased from $171,836 for the three months ended January 31, 1998 to $165,292 for the three months ended January 31, 1999 reflecting sales of BellSouth common stock acquired in June 1997 and consequent reduction of dividends.

Cost of Services:

Cost of services decreased from $383,593 for the three months ended January 31, 1998 to $347,144 for the three months ended January 31, 1999 as a result of decreased operating costs.

Professional Fees:

Professional fees increased from $135,404 in the three months ended January 31, 1998 to $137,396 in the three months ended January 31, 1999 as a result of additional activity relating to subsidiaries and corporate actions.

General and Administrative:

General and administrative expense increased from $728,918 in the three months ended January 31, 1998 to $940,623 in the three months ended January 31, 1999 primarily as a result of increased business levels at EDSS.

Depreciation and Amortization:

Depreciation and amortization increased from $178,118 in the three months ended January 31, 1998 to $251,819 in the three months ended January 31, 1999 primarily as a result of additional equipment acquisitions at EDSS.

Interest Expense:

Interest expense decreased from $53,547 in the three months ended January 31, 1998 to $11,971 in the three months ended January 31, 1999 due to reductions in hedge positions and related charges.

Income (Loss) from Operations:

As a result of the foregoing events, income from operations decreased from income of $144,420 in the three months ended January 31, 1998 to a loss of ($137,450) in the three months ended January 31, 1999.

Gain (Loss) on Securities Transactions:

Gain (loss) on securities transactions decreased from income of $248,194 for the three months ended January 31, 1998 to a loss of $3,082,883 for the three months ended January 31, 1999 primarily as a result of closing hedge positions on BellSouth common stock acquired in June 1997.

Net Income (Loss):

Net income decreased from $212,614 for the three months ended January 31, 1998 to a loss of ($1,920,333) for the three months ended January 31, 1999 as a result of the foregoing events.

EDSS RESULTS OF OPERATIONS:

         The Company's results of operations reflect EDSS operating losses of ($455,290) on a cumulative basis, including break-even results in the recent three month period. Based upon existing contracts with physicians and other Providers and current expense levels, management believes that EDSS would achieve positive cash flow from operations by the end of fiscal 1999. EDSS may seek to obtain additional financing, and the Company may provide additional funds, to accelerate EDSS' strategic business plan.

LIQUIDITY AND CAPITAL RESOURCES

         The Company funds its operations with the net proceeds from its initial public offering in 1994 of

2,000,000 shares of Common Stock aggregating, after payment of offering costs, approximately $22,000,000 and the June 1997 sale of its South Florida wireless cable subsidiary for $48 million in BellSouth common stock. The proceeds have been used for, and are currently reserved to fund acquisitions of, EDI (electronic data interchange) investments, telecommunications assets, media businesses, development of the Company's other businesses and development and acquisition of new technologies and businesses in other areas. Such amount, with interest thereon, is expected to be sufficient to implement this business plan through October 2000, or for a shorter period if the Company determines to invest a substantial portion of its assets in major acquisitions or equity investments.

         As of January 31, 1999, the Company had approximately $56 million in cash and marketable BellSouth common stock, as well as its interest in EDSS, its full-service teleport and satellite uplink facility in Miami, an educational video programming distributor and investments in other early stage companies.

         In the quarter ended January 31, 1999, the Company closed portions of its hedge position in BellSouth common stock. While the Company continues to review its position in BellSouth common stock and from time to time has sold and purchased shares and options on the position, it has not yet determined whether it will sell or hedge its remaining BellSouth securities in the near future or how it will invest the proceeds of any such sale.

         In July 1998 the Company completed its purchase of $1,200,000 of shares of Series A Preferred Stock of Electronic Data Submission Systems, Inc. ("EDSS"), which when combined with its existing share ownership represents 58% of the outstanding diluted common stock and, with additional voting rights, 82% control of EDSS. The Company paid for such securities with $1,000,000 in cash and $200,000 reduction in the principal amount of a note outstanding pursuant to a loan agreement between EDSS and the Company, dated June 19, 1995. On February 24, 1999 the Company advanced an additional $200,000 to EDSS, for a total outstanding loan of $1,088,000. The outstanding balance under this loan agreement was eliminated from the balance sheet in consolidation. The Company may invest additional amounts in EDSS to finance its sales growth. Operating overhead costs of EDSS have increased in order to support its continued growth. The Company anticipates related increased revenues at EDSS in the next three to nine months.

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

         Readers are cautioned that forward-looking statements contained in the Year 2K Disclosure should be read in conjunction with the Company's disclosures regarding forward-looking statements above.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

                  Not applicable.

Item 2. Changes in Securities.

                  Not applicable.

Item 3. Defaults Upon Senior Securities.

                  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

                  Not applicable.

Item 5. Other Information.

         On February 24, 1999, the Company agreed to amend its loan agreement with EDSS to increase the limit to $1,400,000 and advanced $200,000 in additional funds. After such transaction the Company will have outstanding loans to EDSS of $1,088,000, which are eliminated from the balance sheet in consolidation.

Item 6. Exhibits and Reports on Form 8-K.

                  (a)      Exhibits:
                           Exhibit 10.33(f) - Amendment No. 3 to Loan Agreement, dated June 9, 1995, between the Company and EDSS
                  (b)      Reports on Form 8-K:
                           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 12, 1999

                                   NATIONAL WIRELESS HOLDINGS INC.
                                   -------------------------------
                                             (Registrant)


                                   By: /s/ TERRENCE S. CASSIDY
                                       ----------------------------------------
                                   Terrence S. Cassidy, President and Principal
                                   Accounting Officer

                                  EXHIBIT 10.33(f)

Amendment No. 3 to Loan Agreement, dated June 5, 1995, between the Company and EDSS.