Form 10-Q
period 1999-04-30
NATIONAL WIRELESS HOLDINGS INC
filed 1999-06-14
CIK 915016

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 30, 1999

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

      Common Stock, $.01 par value: 3,283,000 shares as of June 11, 1999.

                         PART I - FINANCIAL INFORMATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

      National Wireless Holdings Inc. ("NWH" or the "Company") is a communications company focussing primarily on acquisition and operation of telecommunications and other high tech businesses. The Company currently owns and operates Electronic Data Submission Systems, Inc. ("EDSS"), an electronic data interchange company, providing links between healthcare providers and third party payors. In addition, the Company owns and operates a satellite programming uplink facility and an educational programming distribution company. In addition to these businesses, the Company continues its business of acquiring controlling interests in telecommunications, media and other high tech areas. The Company may acquire or invest in other businesses. In June 1997, the Company sold its wireless cable assets in Miami, Florida in exchange for common stock of BellSouth Corporation.

      The Company was incorporated in Delaware on August 31, 1993. The Company's fiscal year ends on October 31.

      Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. See the Financial Statements.

RESULTS OF OPERATIONS

SIX MONTHS ENDED APRIL 30, 1999 AS COMPARED TO SIX MONTHS ENDED APRIL 30, 1998:

Services Revenue:
Services revenue increased from $2,144,320 for the six months ended April 30, 1998 to $2,226,261 for the six months ended April 30, 1999, primarily reflecting increased revenues of EDSS, a majority owned subsidiary and partially offset by completion of a consulting agreement with a subsidiary of BellSouth Corporation.

Interest and Dividend Income:
Interest income decreased from $908,605 for the six months ended April 30, 1998 to $507,111 for the six months ended April 30, 1999 primarily as a result of decreased cash, cash equivalents and treasury securities balances, and dividend income increased from $293,271 for the six months ended April 30, 1998 to $311,334 for the six months ended April 30, 1999 due to higher dividends on BellSouth common stock.

Cost of Services:
Cost of services decreased from $750,512 for the six months ended April 30, 1998 to $719,147 for the six months ended April 30, 1999 as a result of improved sales margins of EDSS.

Professional Fees:
Professional fees increased from $264,674 in the six months ended April 30, 1998 to $404,066 in the six months ended April 30, 1999 as a result of additional activity relating to tax and corporate actions.

General and Administrative:
General and administrative expense increased from $1,732,347 in the six months ended April 30, 1998 to $1,972,921 in the six months ended April 30, 1999 primarily as a result of increased business levels at EDSS.

Depreciation and Amortization:
Depreciation and amortization increased from $361,059 in the six months ended April 30, 1998 to $510,945 in the six months ended April 30, 1999 primarily as a result of additional equipment acquisitions at EDSS.

Interest Expense:
Interest expense decreased from $131,752 in the six months ended April 30, 1998 to $32,553 in the six months ended April 30, 1999 due to reductions in common stock hedge positions and related charges.

Income (Loss) from Operations:
As a result of the foregoing events, income from operations decreased from income of $55,852 in the six months ended April 30, 1998 to a loss of ($594,927) in the six months ended April 30, 1999.

Gain (Loss) on Securities Transactions:
Gain (loss) on securities transactions decreased from income of $704,782 for the six months ended April 30, 1998 to a loss of ($2,969,108) for the six months ended April 30, 1999 primarily as a result of closing hedge positions on BellSouth common stock acquired in June 1997.

Net Income (Loss):
Net income decreased from $460,634 for the six months ended April 30, 1998 to a loss of ($2,139,035) for the six months ended April 30, 1999 as a result of the foregoing events.

EDSS RESULTS OF OPERATIONS:

      The Company's results of operations reflect EDSS operating losses of ($455,290) on a cumulative basis since its acquisition, including break-even results in the recent six month period. Based upon existing contracts with physicians and other healthcare providers and current expense levels, management believes that EDSS would achieve positive cash flow from operations for fiscal 1999 without the need to obtain additional financing. EDSS, however, may seek to obtain additional financing, and the Company may provide additional funds, to accelerate EDSS' strategic business plan.

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

      As of April 30, 1999, the Company had approximately $56 million in cash and marketable BellSouth common stock, as well as its interest in EDSS, its full-service teleport and satellite uplink facility in Miami, an educational video programming distributor and investments in other early stage companies.

      In the quarter ended April 30, 1999, the Company closed portions of its hedge position in BellSouth common stock. While the Company continues to review its position in BellSouth common stock and from time to time has sold and purchased shares and options on the position, it has not yet determined whether it will sell or hedge its remaining BellSouth securities in the near future or how it will invest the proceeds of any such sale.

      In July 1998 the Company completed its purchase of $1,200,000 of shares of Series A Preferred Stock of Electronic Data Submission Systems, Inc. ("EDSS"), which when combined with its existing share ownership represents 58% of the outstanding diluted common stock and, with additional voting rights, 82% control of EDSS. The Company paid for such securities with $1,000,000 in cash and $200,000 reduction in the principal amount of a note outstanding pursuant to a loan agreement between EDSS and the Company, dated June 19, 1995. In April, 1999 the Company advanced an additional $400,000 to EDSS, for a total outstanding loan of $1,488,000. The outstanding balance under this loan agreement has been eliminated from the balance sheet in consolidation. The Company may invest additional amounts in EDSS to finance its sales growth. Operating overhead costs of EDSS have increased in order to support its continued growth. The Company anticipates related increased revenues at EDSS in the next three to nine months.

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

COSTS OF YEAR 2K REMEDIATION

      As of April 30, 1999, the Company has not incurred material costs related to the Year 2K problem, and does not expect to incur material costs in the future. The Company has not deferred other information technology projects due to Year 2K expenses, and does not expect to defer such projects in the future. However, due to the complexity and pervasiveness of the Year 2K issue, and in particular the uncertainty regarding the compliance efforts of third parties, there can be no assurance that the costs associated with the Year 2K problem will not be greater than anticipated.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

                  Not applicable.

Item 5.     Other Information.

            On April 20, 1999, the Company entered into an amended and restated loan agreement with EDSS to increase the limit to $1,800,000. The Company advanced $400,000 in additional funds to EDSS during the quarter ended April 30, 1999. Accordingly, at April 30, 1999, the Company had outstanding loans to EDSS of $1,488,000, which are eliminated from the balance sheet in consolidation.

Item 6.     Exhibits and Reports on Form 8-K.

                                    (a)     Exhibits:
                                            Exhibit 10.47 - Amended and Restated
                                            Loan Agreement, dated as of April
                                            20, 1999, between the Company and
                                            EDSS.
                                    (b)     Reports on Form 8-K:
                                            None.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 14, 1999
                                    NATIONAL WIRELESS HOLDINGS INC.
                                    -------------------------------
                                             (Registrant)


                                    By: /s/ TERRENCE S. CASSIDY
                                        ----------------------------------------
                                    Terrence S. Cassidy, President and Principal
                                    Accounting Officer

NATIONAL WIRELESS HOLDINGS INC.
PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FIANCIAL STATEMENTS
CONTENTS


                                                                                  PAGE

Condensed Consolidated Balance Sheets as of April 30, 1999 and
   October 31, 1998                                                                 3

Condensed Consolidated Statements of Operations for the three and six
   months ended April 30, 1999 and 1998                                             4

Condensed Consolidated Statements of Comprehensive Income for the three
   and six months ended April 30, 1999 and 1998                                     5

Condensed Consolidated Statements of Cash Flows for the six months
   ended April 30, 1999 and 1998                                                    6

Notes to Condensed Consolidated Financial Statements                                7

NATIONAL WIRELESS HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                                          April 30,        October 31,
                                                                            1999             1998
                                                                         ----------------  -----------------
Assets

Current assets
Cash and cash equivalents                                                  $  22,037,700     $   27,359,353
Marketable securities                                                         34,204,569         32,541,020
Trade and other receivables                                                      917,608            751,413
Refundable income taxes                                                        1,225,000                  -
Prepaid expenses and other current assets                                      1,021,202            136,085
Due from related party                                                           155,000                  -
                                                                         ----------------  -----------------
Total current assets                                                          59,561,079         60,787,871

Wireless frequency license and acquisition costs, net of accumulated
amortization of $163,422 and $144,336, respectively                              218,289            237,375
Transmission and related equipment, net of accumulated
depreciation of $635,027 and $526,385, respectively                              896,154            932,169
Leasehold improvements, office equipment and service vehicles, net
of accumulated depreciation of $776,061 and $607,921, respectively               750,501            789,033
Intangible assets, net of accumulated amortization of $835,582 and
$686,920, respectively                                                         3,445,503          3,594,215
Investments and other assets                                                     293,624            287,687
                                                                         ----------------  -----------------

Total assets                                                               $  65,165,150     $   66,628,350
                                                                         ----------------  -----------------
                                                                         ----------------  -----------------
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses                                      $   5,462,853     $    4,819,901
Current portion of long-term debt                                                 88,449             88,449
Current income taxes                                                                   -          3,900,000          155000
Deferred income taxes                                                         12,500,000         10,930,000          155000
                                                                         ----------------  -----------------
Total current liabilities                                                     18,051,302         19,738,350

Long-term debt                                                                   279,505            334,967
Note payable to related party                                                    200,000            200,000
                                                                         ----------------  -----------------
Total liabilities                                                             18,530,807         20,273,317
                                                                         ----------------  -----------------

Stockholders' equity:
Preferred stock, $.01 par value: 1,000,000 shares authorized;
no shares issued or outstanding                                                        -                  -
Common stock, $.01 par value: 20,000,000 shares authorized;
3,283,000 shares issued and outstanding                                           32,830             32,830
Paid-in capital                                                               22,647,372         22,647,372
Retained earnings                                                             13,976,790         16,115,825          2,139,035
Unrealized gain on marketable securities, net                                  9,977,351          7,559,006          (2,418,345)
                                                                         ----------------  -----------------
Total stockholders' equity                                                    46,634,343         46,355,033
                                                                         ----------------  -----------------

Total liabilities and stockholders' equity                                 $  65,165,150     $   66,628,350
                                                                         ----------------  -----------------
                                                                         ----------------  -----------------

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                 For the Three Months                  For the Six Months
                                                   Ended April 30,                      Ended April 30,
                                               ------------------------------------- -----------------------------------
                                               1999               1998               1999              1998
                                               -----------------  ------------------ ----------------- -----------------

Revenue
Services                                           $  1,155,929      $    1,072,585      $  2,226,261     $   2,144,320
Interest income                                         191,232             528,176           507,111           908,605
Dividend income                                         146,042             121,435           311,334           293,271
                                               -----------------  ------------------ ----------------- -----------------

Total revenue                                         1,493,203           1,722,196         3,044,706         3,346,196
                                               -----------------  ------------------ ----------------- -----------------

Expenses
Cost of services                                        372,003             375,405           719,147           750,512
Wireless market and technology development                    -              50,000                 -            50,000
Professional fees                                       266,670             129,270           404,066           264,674
General and administrative                            1,032,299             994,943         1,972,922         1,732,347
Depreciation and amortization                           259,126             182,941           510,945           361,059
Interest                                                 20,582              78,205            32,553           131,752
                                               -----------------  ------------------ ----------------- -----------------

Total expenses                                        1,950,680           1,810,764         3,639,633         3,290,344
                                               -----------------  ------------------ ----------------- -----------------

Income (loss) from operations                         (457,477)            (88,568)         (594,927)            55,852
Minority interest                                             -              30,000                 -                 -
Gain (loss) on securities transactions, net             113,775             456,588        (2,969,108)          704,782
                                               -----------------  ------------------ ----------------- -----------------

Income (loss) before provision for income taxes       (343,702)             398,020        (3,564,035)          760,634

Provision (benefit) for income taxes                  (125,000)             150,000        (1,425,000)          300,000
                                               -----------------  ------------------ ----------------- -----------------

Net income (loss)                                  $  (218,702)      $      248,020      $ (2,139,035)    $     460,634
                                               -----------------  ------------------ ----------------- -----------------
                                               -----------------  ------------------ ----------------- -----------------
Net income (loss) per common share
Basic                                              $     (0.07)      $         0.08      $     (0.65)     $        0.14
                                               -----------------  ------------------ ----------------- -----------------
                                               -----------------  ------------------ ----------------- -----------------
Diluted                                            $     (0.07)      $         0.08      $     (0.65)     $        0.14
                                               -----------------  ------------------ ----------------- -----------------
                                               -----------------  ------------------ ----------------- -----------------
Weighted average number of common
shares outstanding
Basic                                                 3,283,000           3,283,000         3,283,000         3,283,000
                                               -----------------  ------------------ ----------------- -----------------
                                               -----------------  ------------------ ----------------- -----------------
Diluted                                               3,283,000           3,283,000         3,283,000         3,283,000
                                               -----------------  ------------------ ----------------- -----------------
                                               -----------------  ------------------ ----------------- -----------------

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)


                                                  For the Three Months                 For the Six Months
                                                  Ended April 30,                      Ended April 30,
                                                ------------------------------------ --------------------------------------
                                                 1999               1998              1999               1998
                                                ------------------- ---------------- ------------------- ------------------

Net income (loss)                                    $   (218,702)      $   248,020       $ (2,139,035)      $     460,634

Other comprehensive income, net of tax:
Net holding gain on marketable securities
arising during the period                                  285,214          423,906           1,642,624          3,704,213
Reclassification adjustment for (gains) losses
recognized in net income (loss)                            (1,135)        (649,628)             775,721          (897,822)
                                                ------------------- ---------------- ------------------- ------------------

                                                           284,079        (225,722)           2,418,345          2,806,391
                                                ------------------- ---------------- ------------------- ------------------

Comprehensive income                                 $      65,377      $    22,298       $     279,310      $   3,267,025
                                                ------------------- ---------------- ------------------- ------------------
                                                ------------------- ---------------- ------------------- ------------------

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                                 For the Six Months
                                                                                   Ended April 30,
                                                                                 ---------------------------------------------
                                                                                 1999                  1998
                                                                                 --------------------  -----------------------
Cash flows from operating activities
Net income (loss)                                                                    $   (2,139,035)       $          460,634
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization                                                                510,945                  361,059
Gain (loss) on securities transactions, net                                                2,969,108                (704,782)
Deferred income taxes                                                                      (550,000)             (10,500,000)
Changes in assets and liabilities
Trade and other receivables                                                                (166,195)                 (86,636)
Refundable income taxes                                                                  (1,225,000)
Prepaid expenses and other current assets                                                  (885,117)                 (81,095)
Other assets                                                                                (65,937)                (128,712)
Accounts payable and accrued expenses                                                         43,132                  105,566
Current income taxes payable                                                             (3,900,000)                8,300,000
                                                                                 --------------------  -----------------------
Net cash used in operating activities                                                    (5,408,099)              (2,273,966)
                                                                                 --------------------  -----------------------

Cash flows from investing activities
Acquisition of transmission and related equipment                                           (72,627)                (238,553)
Acquisition of leasehold improvements, office equipment
and service vehicles                                                                       (129,608)                 (90,776)
Acquisition of marketable securities                                                     (9,762,592)              (6,676,538)
Proceeds of marketable securities                                                         10,261,734               14,306,025
Proceeds of marketable securities - short sale                                               -                     12,132,047
Investments                                                                                  -                      (123,000)
                                                                                 --------------------        -----------------
Net cash provided by investing activities                                                    296,907               19,309,205
                                                                                 --------------------  -----------------------

Cash flows from financing activities
Proceeds of long-term debt                                                                   215,813                -
Principal payments of long-term debt                                                       (271,274)                (165,423)
Advances to related party                                                                  (155,000)                -
                                                                                 --------------------  -----------------------
Net cash used in financing activities                                                      (210,461)                (165,423)
                                                                                 --------------------  -----------------------

Net increase in cash and cash equivalents                                                (5,321,653)               16,869,816
Cash and cash equivalents, beginning of year                                              27,359,353               21,256,356
                                                                                 --------------------  -----------------------

Cash and cash equivalents, end of year                                               $    22,037,700       $       38,126,172
                                                                                 --------------------  -----------------------
                                                                                 --------------------  -----------------------
Supplemental disclosure of cash flow information
Cash paid for interest                                                               $        32,553                   53,547
Cash paid for income taxes                                                                 4,250,000                2,500,000



See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
APRIL 30, 1999

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

2.       EDSS

         On April 20, 1999, the Company agreed to amend its loan agreement with EDSS, a majority-owned subsidiary, to increase the limit to $1,800,000 and advanced $400,000 under the loan agreement. After such transaction, the Company has outstanding loans to EDSS of $1,488,000.

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

NATIONAL WIRELESS HOLDINGS INC.


Unrealized Gain on Marketable Securities, Net of Deferred Income
taxes of $4,130,000 at October 31, 1998                                     $        7,559,006

Unrealized gain arising during the period                                            2,418,345
                                                                            -------------------

Unrealized gain on marketable securities, net of deferred income
taxes of $6,250,000 at April 30, 1999                                       $        9,977,351
                                                                            -------------------
                                                                            -------------------