Form 10-Q
period 1999-07-31
NATIONAL WIRELESS HOLDINGS INC
filed 1999-09-13
CIK 915016

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 31, 1999

                         Commission file number: 0-23598

                         NATIONAL WIRELESS HOLDINGS INC.
                         -------------------------------
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

                  Common Stock, $.01 par value: 3,333,000 shares as of September 10, 1999.

                         PART I - FINANCIAL INFORMATION

NATIONAL WIRELESS HOLDINGS INC.
PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONTENTS
--------------------------------------------------------------------------------

                                                                            PAGE

Condensed Consolidated Balance Sheets as of July 31, 1999 and
   October 31, 1998                                                          2

Condensed Consolidated Statements of Operations for the three and nine
   months ended July 31, 1999 and 1998                                       3

Condensed Consolidated Statements of Comprehensive Income for the three
   and nine months ended July 31, 1999 and 1998                              4

Condensed Consolidated Statements of Cash Flows for the nine months
   ended July 31, 1999 and 1998                                              5

Notes to Condensed Consolidated Financial Statements                         6

NATIONAL WIRELESS HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                            JULY 31,       OCTOBER 31,
                                                                             1999              1998
                                                                          -----------      -----------
ASSETS

Current assets
  Cash and cash equivalents                                               $22,075,248      $27,359,353
  Marketable securities                                                    35,500,981       32,541,020
  Trade and other receivables, net                                            996,451          751,413
  Refundable income taxes                                                   1,056,870               --
  Prepaid expenses and other current assets                                   848,208          136,085
  Due from related party                                                      191,872               --
                                                                          -----------      -----------
          TOTAL CURRENT ASSETS                                             60,669,630       60,787,871

Wireless frequency license and acquisition costs, net of accumulated
  amortization of $172,965 and $144,336, respectively                         208,746          237,375
Transmission and related equipment, net of accumulated
  depreciation of $697,048 and $526,385, respectively                         854,196          932,169
Leasehold improvements, office equipment and service vehicles, net
  of accumulated depreciation of $889,800 and $607,921, respectively          804,035          789,033
Intangible assets, net of accumulated amortization of $912,187 and
  $686,920, respectively                                                    3,882,348        3,594,215
Investments and other assets                                                  243,243          287,687
                                                                          -----------      -----------
          TOTAL ASSETS                                                    $66,662,198      $66,628,350
                                                                          ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                   $ 6,426,802      $ 4,819,901
  Current portion of long-term debt                                            90,000           88,449
  Current income taxes                                                             --        3,900,000
  Deferred income taxes                                                    12,650,000       10,930,000
                                                                          -----------      -----------
          TOTAL CURRENT LIABILITIES                                        19,166,802       19,738,350

Long-term debt                                                                187,786          334,967
Note payable to related party                                                 140,000          200,000
                                                                          -----------      -----------
          TOTAL LIABILITIES                                                19,494,588       20,273,317
                                                                          -----------      -----------
Stockholders' equity:
  Preferred stock, $.01 par value: 1,000,000 shares authorized;
    no shares issued or outstanding                                                --               --
  Common stock, $.01 par value: 20,000,000 shares authorized;
    3,283,000 shares issued and outstanding                                    32,830           32,830
  Paid-in capital                                                          22,647,372       22,647,372
  Retained earnings                                                        14,313,215       16,115,825
  Unrealized gain on marketable securities, net                            10,174,193        7,559,006
                                                                          -----------      -----------
          TOTAL STOCKHOLDERS' EQUITY                                       47,167,610       46,355,033
                                                                          -----------      -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $66,662,198      $66,628,350
                                                                          ===========      ===========


See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                             FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                                                 ENDED JULY 31,                       ENDED JULY 31,
                                                          -----------------------------       -----------------------------
                                                             1999              1998              1999              1998
                                                          -----------       -----------       -----------       -----------
Revenue
  Services                                                $ 1,456,135       $ 1,084,870       $ 3,682,396       $ 3,229,190
  Interest income                                             267,269           529,181           774,380         1,437,786
  Dividend income                                             138,518           116,452           449,852           409,723
                                                          -----------       -----------       -----------       -----------

          TOTAL REVENUE                                     1,861,922         1,730,503         4,906,628         6,455,733
                                                          -----------       -----------       -----------       -----------
Expenses
  Cost of services                                            473,892           521,204         1,193,039         1,271,716
  Wireless market and technology development                       --           204,000                --           254,000
  Professional fees                                           117,248           122,939           521,314           387,613
  General and administrative                                1,425,643           812,242         3,398,565         2,544,589
  Depreciation and amortization                               295,111           189,559           806,056           550,618
  Interest                                                     13,349            26,004            45,902           157,756
                                                          -----------       -----------       -----------       -----------

          TOTAL EXPENSES                                    2,325,243         1,875,948         5,964,876         5,166,292
                                                          -----------       -----------       -----------       -----------

Loss from operations                                         (463,321)         (145,445)       (1,058,248)          (89,593)
Gain (loss) on securities transactions, net                 1,024,746           674,252        (1,944,362)        1,379,034
                                                          -----------       -----------       -----------       -----------

Income (loss) before provision for income taxes               561,425           528,807        (3,002,610)        1,289,441

Provision (benefit) for income taxes                          225,000           300,000        (1,200,000)         (600,000)
                                                          -----------       -----------       -----------       -----------

          NET INCOME (LOSS)                               $   336,425       $   228,807       $(1,802,610)      $   689,441
                                                          ===========       ===========       ===========       ===========

Net income (loss) per common share
  Basic                                                   $     (0.10)      $      0.07       $     (0.55)      $      0.21
                                                          ===========       ===========       ===========       ===========

  Diluted                                                 $     (0.10)      $      0.07       $     (0.55)      $      0.21
                                                          ===========       ===========       ===========       ===========

Weighted average number of common shares outstanding
  Basic                                                     3,283,000         3,283,000         3,283,000         3,283,000
                                                          ===========       ===========       ===========       ===========

  Diluted                                                   3,283,000         3,283,000         3,283,000         3,283,000
                                                          ===========       ===========       ===========       ===========


See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
--------------------------------------------------------------------------------


                                                           FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                               ENDED JULY 31,                      ENDED JULY 31,
                                                      -------------------------------       ------------------------------
                                                          1999               1998              1999               1998
                                                      ------------       ------------       -----------       ------------
Net income (loss)                                     $    336,425       $    228,807       $(1,802,610)      $    689,441

Other comprehensive income, net of tax:
  Net holding gain on marketable securities
    arising during the period                              974,166          1,030,019         2,616,790          4,734,232
  Reclassification adjustment for (gains) losses
    recognized in net income (loss)                       (777,324)        (2,145,094)           (1,603)        (3,042,916)
                                                      ------------       ------------       -----------       ------------

                                                           196,842         (1,115,075)        2,615,187          1,691,316
                                                      ------------       ------------       -----------       ------------

Comprehensive income                                  $    533,267       $   (886,268)      $   812,577       $  2,380,757
                                                      ============       ============       ===========       ============








See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                    FOR THE NINE MONTHS
                                                                       ENDED JULY 31,
                                                               -------------------------------
                                                                   1999               1998
                                                               ------------       ------------
Cash flows from operating activities
  Net income (loss)                                            $ (1,802,610)           689,441
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Depreciation and amortization                                 806,056            550,618
      Loss (gain) on securities transactions, net                 1,944,362         (1,379,034)
      Deferred income taxes                                        (550,000)       (11,800,000)
  Changes in assets and liabilities
    Due from related parties                                             --          1,100,000
    Trade and other receivables                                    (245,038)           114,096
    Refundable income taxes                                      (1,056,870)                --
    Prepaid expenses and other current assets                      (712,123)          (151,823)
    Other assets                                                    (45,556)          (158,376)
    Accounts payable and accrued expenses                          (333,099)         2,098,785
    Current income taxes payable                                 (3,900,000)         5,600,000
                                                               ------------       ------------
          NET CASH USED IN OPERATING ACTIVITIES                  (5,894,878)        (3,336,293)
                                                               ------------       ------------

Cash flows from investing activities
  Acquisition of transmission and related equipment                 (92,690)          (272,866)
  Acquisition of leasehold improvements, office equipment
    and service vehicles                                           (296,881)          (224,191)
  Acquisition of marketable securities                          (12,459,790)       (16,901,277)
  Proceeds of marketable securities                              14,371,086         28,125,920
  Proceeds of marketable securities - short sale                         --         12,132,048
  Investments                                                      (513,450)           (19,000)
                                                               ------------       ------------
          NET CASH PROVIDED BY INVESTING ACTIVITIES               1,008,275         22,840,634
                                                               ------------       ------------

Cash flows from financing activities
  Proceeds of long-term debt                                        215,813                 --
  Principal payments of long-term debt                             (361,443)          (195,461)
  Advances to related party                                        (251,872)                --
                                                               ------------       ------------
          NET CASH USED IN FINANCING ACTIVITIES                    (397,502)          (195,461)
                                                               ------------       ------------

Net increase in cash and cash equivalents                        (5,284,105)        19,308,880
Cash and cash equivalents, beginning of year                     27,359,353         21,256,356
                                                               ------------       ------------

Cash and cash equivalents, end of year                         $ 22,075,248       $ 40,565,236
                                                               ============       ============

Supplemental disclosure of cash flow information
  Cash paid for interest                                       $     45,902            157,756
  Cash paid for income taxes                                      4,306,870          4,500,000



See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 1999

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

2.       EDSS

         During fiscal 1999, the Company agreed to amend its loan agreement with EDSS, a majority-owned subsidiary, to increase the limit to $1,800,000 and advanced an additional $1,000,000 under the loan agreement. The Company has outstanding loans to EDSS of $1,638,000 as of July 31, 1999.

         On July 15, 1999 the Company purchased for $513,450 from a shareholder an additional 6.4% of the fully diluted common stock of EDSS, which when considered with its existing share ownership represents approximately 64% of the fully diluted common stock of EDSS, constituting approximately 84% of the voting interests.

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


Unrealized gain on marketable securities, net of
  deferred income taxes of $4,130,000 at October 31, 1998          $  7,559,006

Unrealized gain arising during the period                             2,615,187
                                                                   ------------

Unrealized gain on marketable securities, net of
  deferred income taxes of $6,400,000  at July 31, 1999            $ 10,174,193
                                                                   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         National Wireless Holdings Inc. ("NWH" or the "Company") is a communications company focussing primarily on acquisition and operation of telecommunications and other high tech businesses. The Company currently owns and operates Electronic Data Submission Systems, Inc. ("EDSS"), an electronic data interchange company, providing links between healthcare providers and third party payors. The Company also owns and operates a satellite programming uplink facility and an educational programming distribution company. In addition to these businesses, the Company continues its business of acquiring controlling interests in telecommunications, media and other high tech areas. The Company may acquire or invest in other businesses. In June 1997, the Company sold its wireless cable assets in Miami, Florida in exchange for common stock of BellSouth Corporation.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED JULY 31, 1999 AS COMPARED TO NINE MONTHS ENDED JULY 31, 1998:

Services Revenue:
Services revenue increased from $3,229,190 for the nine months ended July 31, 1998 to $3,682,396 for the nine months ended July 31, 1999, primarily reflecting increased revenues of EDSS, a majority owned subsidiary and partially offset by completion of a consulting agreement with a subsidiary of BellSouth Corporation.

Interest and Dividend Income:
Interest income decreased from $1,437,786 for the nine months ended July 31, 1998 to $774,380 for the nine months ended July 31, 1999 primarily as a result of decreased cash, cash equivalents and treasury securities balances, and dividend income increased from $409,723 for the nine months ended July 31, 1998 to $449,852 for the nine months ended July 31, 1999 due to higher dividends on BellSouth common stock.

Cost of Services:
Cost of services decreased from $1,271,716 for the nine months ended July 31, 1998 to $1,193,039 for the nine months ended July 31, 1999 as a result of improved sales margins of EDSS.

Professional Fees:
Professional fees increased from $387,613 in the nine months ended July 31, 1998 to $521,314 in the nine months ended July 31, 1999 as a result of additional activity relating to tax and corporate actions.

General and Administrative:
General and administrative expense increased from $2,544,589 in the nine months ended July 31, 1998 to $3,398,565 in the nine months ended July 31, 1999 primarily as a result of increased business levels at EDSS.

Depreciation and Amortization:
Depreciation and amortization increased from $550,618 in the nine months ended July 31, 1998 to $806,056 in the nine months ended July 31, 1999 primarily as a result of additional equipment acquisitions at EDSS.

Interest Expense:
Interest expense decreased from $157,756 in the nine months ended July 31, 1998 to $45,902 in the nine months ended July 31, 1999 due to reductions in common stock hedge positions and related charges.

Loss from Operations:
As a result of the foregoing events, loss from operations increased from a loss of $89,593 in the nine months ended July 31, 1998 to a loss of $1,058,248 in the nine months ended July 31, 1999.

Gain (Loss) on Securities Transactions:
Gain (loss) on securities transactions decreased from income of $1,379,034 for the nine months ended July 31, 1998 to a loss of ($1,944,362) for the nine months ended July 31, 1999 primarily as a result of closing hedge positions on BellSouth common stock.

Net Income (Loss):
Net income decreased from income of $689,441 for the nine months ended July 31, 1998 to a loss of ($1,802,610) for the nine months ended July 31, 1999 as a result of the foregoing events.

EDSS RESULTS OF OPERATIONS:

         The Company's results of operations reflect EDSS operating losses of approximately $805,000 on a cumulative basis since its acquisition, including a loss of approximately $350,000 in the recent nine month period. Based upon existing contracts with physicians and other healthcare providers and current expense levels, management believes that EDSS would achieve positive cash flow from operations for fiscal 2000 without the need to obtain additional financing. EDSS, however, may seek to obtain additional financing, and the Company may provide additional funds, to accelerate EDSS' strategic business plan.

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

         As of July 31, 1999, the Company had approximately $57.6 million in cash and marketable BellSouth common stock, as well as its interest in EDSS, its full-service teleport and satellite uplink facility in Miami, an educational video programming distributor and investments in other early stage companies.

         In the quarter ended July 31, 1999, the Company closed portions of its hedge position in BellSouth common stock. While the Company continues to review its position in BellSouth common stock and from time to time has sold and purchased shares and options on the position, it has not yet determined whether it will sell or hedge its remaining BellSouth securities in the near future or how it will invest the proceeds of any such sale.

         On July 15, 1999, the Company purchased for $513,450 from a stockholder an additional 6.4% of the fully diluted common stock of Electronic Data Submission Systems, Inc. ("EDSS"), which when combined with its existing share ownership represents 64% of the fully diluted common stock control of EDSS. During 1999 the Company advanced an additional $850,000 to EDSS pursuant to the Amended and Restated Loan Agreement, dated as of April 20, 1999, between EDSS and the Company, for a total outstanding loan of $1,638,000. The outstanding balance under this loan agreement has been eliminated from the balance sheet in consolidation. The Company may invest additional amounts in EDSS to finance its sales growth. Operating overhead costs of EDSS have increased in order to support its continued growth. The Company anticipates related increased revenues at EDSS in the next three to nine months.

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

         1. Introduction

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

         2. The Company's State of Readiness

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

         3. The Company's Year 2K Risk

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

         EDSS

         EDSS faces Year 2K risks in addition to and of a greater magnitude than those discussed generally above.

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

         In addition, EDSS is communicating with certain of its customers, including major payors and vendors, and suppliers as to their progress in identifying and addressing problems that their computers will face in correctly processing date information as the Year 2K approaches and is reached. Because of the complexity of the Year 2K issue and the differing stages of readiness of these third parties EDSS expects these discussions to continue throughout 1999. Furthermore, because of the nature of EDSS' business, the success of EDSS' efforts may depend on the success of third party payors, healthcare providers, vendors and other third parties in dealing with the Year 2K issue. Failure to address appropriately the Year 2K issue by a major customer or supplier or a material percentage of EDSS' smaller customers could have a material adverse impact on the financial condition and results of operations of EDSS.

         EDSS' business is heavily reliant upon external suppliers to provide certain operating elements of its business. Some of these suppliers include telecommunications providers, data processing service providers, utility companies, key vendors and certain governmental agencies. EDSS also depends on the operations of its customers, healthcare providers and third party payors. EDSS exerts no control over the efforts of these companies to become Year 2K compliant. The services provided by these parties are critical to the operations of EDSS and EDSS is heavily reliant upon these parties to successfully address the Year 2K issue. Therefore, if any of these parties fail to provide EDSS with services, EDSS' ability to conduct business could be materially impacted. The result of such impact may have a material adverse effect on the financial condition and results of operations of EDSS.

         Worst case scenarios could be as insignificant as a minor interruption in EDSS's ability to conduct business resulting from unanticipated problems encountered in the IT and non-IT systems of EDSS or could be significant to the extent any of the significant third parties such as third party payors with whom EDSS does business suffer major business interruption. The pervasiveness of the Year 2K issue makes it likely that previously unidentified issues will require remediation during the normal course of business. On the other hand, a worst case Year 2K scenario could be as catastrophic as a complete, and long-term, loss of telecommunications, data processing and utility services. In this connection, an extended loss of telecommunication, data processing and utility services could have a material adverse effect on the financial condition and results of the operations of EDSS.

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

         4. The Company's Contingency Plans

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

         5. Costs of Year 2K Remediation

         As of July 31, 1999, the Company has not incurred material costs related to the Year 2K problem, and does not expect to incur material costs in the future. The Company has not deferred other information technology projects due to Year 2K expenses, and does not expect to defer such projects in the future. However, due to the complexity and pervasiveness of the Year 2K issue, and in particular the uncertainty regarding the compliance efforts of third parties, there can be no assurance that the costs associated with the Year 2K problem will not be greater than anticipated.

         The Company has not yet estimated Year 2K costs for periods after 1999, which may include costs of customer service efforts resulting from the failure of third parties to be Year 2K compliant or other unforeseen problems.

         Readers are cautioned that forward-looking statements contained in the Year 2K Disclosure should be read in conjunction with the Company's disclosures under the heading "Special Note Regarding Forward-Looking Statements" below.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the limited nature of the Company's operations and its history of losses; the uncertain acceptance of electronic data interchange services; competition; the risk of the Company's failure to acquire additional businesses; existing government regulations and changes in, or the failure to comply with, government regulations; the ability of the Company to sustain, manage or forecast its growth; dependence on significant suppliers and marketers and the potential loss thereof; the ability to attract and retain qualified personnel; retention of earnings; and other factors referenced in this Quarterly Report on Form 10-Q. Certain of these factors are discussed in more detail elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

                  Not applicable.

Item 2. Changes in Securities.

                  Not applicable.

Item 3. Defaults Upon Senior Securities.

                  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

                  At its Annual Meeting of Stockholders held on July 19, 1999, the Company's stockholders approved and ratified the following actions:

1.       Election of Directors:

         The following individuals were elected as Class II directors of the
Corporation:

                                    Number of           Number of
                                    Votes For           Votes Withheld

   Michael J. Specchio              2,799,580           10,850
   Michael A. McManus, Jr.          2,799,580           10,850

to serve until the 2002 Annual Meeting of Stockholders and until their respective successors have been elected and qualified.

2. 2,810,130 shares of all shares entitled to vote were voted in favor of, and 300 votes were withheld for, the appointment of PricewaterhouseCoopers L.L.P. as independent auditors of the Corporation until the next Annual Meeting of Stockholders.

Item 5.  Other Information.

         On July 15, 1999, the Company purchased for $513,450 from Joseph D. Truscelli, 815 shares of EDSS common stock (an additional 6.4% of EDSS' fully diluted common stock), which when combined with the Company's previous share ownership represents approximately 64% of the fully diluted common stock of EDSS and constitutes approximately 84% of the vote. Mr. Truscelli has an option, expiring February 15, 2000, to purchase 190 shares of EDSS common stock from the Company for $129,700.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  None.

         (b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 13, 1999
                                    NATIONAL WIRELESS HOLDINGS INC.
                                             (Registrant)


                                    By: /s/ TERRENCE S. CASSIDY
                                        ------------------------------
                                    Terrence S. Cassidy, President and Principal
                                    Accounting Officer