Form 10-Q/A
period 1999-07-31
NATIONAL WIRELESS HOLDINGS INC
filed 1999-09-14
CIK 915016

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended July 31, 1999
                                                 -------------
                        Commission file number: 0-23598
                                                -------


                        NATIONAL WIRELESS HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                13-3735316
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)


249 ROYAL PALM WAY, SUITE 301, PALM BEACH, FLORIDA                       33480
     (Address of principal executive offices)                         (Zip Code)


                                 (561) 822-9933
              (Registrant's telephone number, including area code)



             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No
    --
             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Common Stock, $.01 par value: 3,333,000 shares as of September 10, 1999.

           The Registrant hereby amends the disclosures contained in Part I of the Registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1999 to revise Part I Item I and the information required thereunder. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Part I Item 1, as amended, is as follows:




NATIONAL WIRELESS HOLDINGS INC.
PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONTENTS
-------------------------------------------------------------------------------


                                                                                                                 PAGE

Condensed Consolidated Balance Sheets as of July 31, 1999 and
   October 31, 1998                                                                                                3

Condensed Consolidated Statements of Operations for the three and nine
   months ended July 31, 1999 and 1998                                                                             4

Condensed Consolidated Statements of Comprehensive Income for the three
   and nine months ended July 31, 1999 and 1998                                                                    5

Condensed Consolidated Statements of Cash Flows for the nine months
   ended July 31, 1999 and 1998                                                                                    6

Notes to Condensed Consolidated Financial Statements                                                               7

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
-------------------------------------------------------------------------------



                                                                                         JULY 31,          OCTOBER 31,
                                                                                           1999                1998
                                                                                     -----------------   -----------------
ASSETS

Current assets
   Cash and cash equivalents                                                          $    22,075,248    $     27,359,353
   Marketable securities                                                                   35,500,981          32,541,020
   Trade and other receivables, net                                                           996,451             751,413
   Refundable income taxes                                                                  1,056,870                   -
   Prepaid expenses and other current assets                                                  848,208             136,085
   Due from related party                                                                     191,872                   -
                                                                                        --------------     ---------------
           TOTAL CURRENT ASSETS                                                            60,669,630          60,787,871

Wireless frequency license and acquisition costs, net of accumulated
   amortization of $172,965 and $144,336, respectively                                        208,746             237,375
Transmission and related equipment, net of accumulated
   depreciation of $697,048 and $526,385, respectively                                        854,196             932,169
Leasehold improvements, office equipment and service vehicles, net
   of accumulated depreciation of $889,800 and $607,921, respectively                         804,035             789,033
Intangible assets, net of accumulated amortization of $912,187 and
   $686,920, respectively                                                                   3,882,348           3,594,215
Investments and other assets                                                                  243,243             287,687
                                                                                        --------------     ---------------

           TOTAL ASSETS                                                               $    66,662,198    $     66,628,350
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                              $     6,426,802    $      4,819,901
   Current portion of long-term debt                                                           90,000              88,449
   Current income taxes                                                                             -           3,900,000
   Deferred income taxes                                                                   12,650,000          10,930,000
                                                                                        --------------     ---------------
           TOTAL CURRENT LIABILITIES                                                       19,166,802          19,738,350

Long-term debt                                                                                187,786             334,967
Note payable to related party                                                                 140,000             200,000
                                                                                        --------------     ---------------
           TOTAL LIABILITIES                                                               19,494,588          20,273,317
                                                                                        --------------     ---------------

Stockholders' equity:
   Preferred stock, $.01 par value: 1,000,000 shares authorized;
     no shares issued or outstanding                                                                -                   -
   Common stock, $.01 par value: 20,000,000 shares authorized;
     3,283,000 shares issued and outstanding                                                   32,830              32,830
  Paid-in capital                                                                          22,647,372          22,647,372
  Retained earnings                                                                        14,313,215          16,115,825
  Unrealized gain on marketable securities, net                                            10,174,193           7,559,006
                                                                                        --------------     ---------------
           TOTAL STOCKHOLDERS' EQUITY                                                      47,167,610          46,355,033
                                                                                        --------------     ---------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    66,662,198    $     66,628,350
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------

           See accompanying notes to unaudited condensed consolidated financial statements.



CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------

                                                           FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                                              ENDED JULY 31,                       ENDED JULY 31,
                                                     ---------------------------------    ----------------------------------
                                                          1999              1998               1999              1998
                                                     ----------------  ---------------    ---------------   ----------------
Revenue
   Services                                          $     1,456,135   $    1,084,870     $     3,682,396   $     3,229,190

   Interest income                                           267,269          529,181             774,380         1,437,786

   Dividend income                                           138,518          116,452             449,852           409,723
                                                       --------------    -------------      --------------    --------------

          TOTAL REVENUE                                    1,861,922        1,730,503           4,906,628         5,076,699
                                                       --------------    -------------      --------------    --------------

Expenses
   Cost of services                                          473,892          521,204           1,193,039         1,271,716

   Wireless market and technology development                      -          204,000                   -           254,000

   Professional fees                                         117,248          122,939             521,314           387,613

   General and administrative                              1,425,643          812,242           3,398,565         2,544,589

   Depreciation and amortization                             295,111          189,559             806,056           550,618

   Interest                                                   13,349           26,004              45,902           157,756
                                                       --------------    -------------      --------------    --------------

          TOTAL EXPENSES                                   2,325,243        1,875,948           5,964,876         5,166,292
                                                       --------------    -------------      --------------    --------------

Loss from operations                                       (463,321)         (145,445)        (1,058,248)           (89,593)

Gain (loss) on securities transactions, net                1,024,746          674,252         (1,944,362)         1,379,034
                                                       --------------    -------------      --------------    --------------

Income (loss) before provision for income taxes              561,425          528,807         (3,002,610)         1,289,441

Provision (benefit) for income taxes                         225,000          300,000         (1,200,000)           600,000
                                                       --------------    -------------      --------------    --------------

         NET INCOME (LOSS)                           $       336,425   $      228,807     $   (1,802,610)   $       689,441
                                                       --------------    -------------      --------------    --------------
                                                       --------------    -------------      --------------    --------------

Net income (loss) per common share
  Basic                                              $          0.10   $         0.07     $        (0.55)   $          0.21
                                                       --------------    -------------      --------------    --------------
                                                       --------------    -------------      --------------    --------------
  Diluted                                            $          0.10       $     0.07     $        (0.55)   $          0.21
                                                        -------------    -------------      --------------    --------------
                                                       --------------    -------------      --------------    --------------
Weighted average number of common
  shares outstanding
     Basic                                                 3,283,000        3,283,000           3,283,000         3,283,000
                                                       --------------    -------------      --------------    --------------
                                                       --------------    -------------      --------------    --------------

     Diluted                                               3,283,000        3,283,000           3,283,000         3,283,000
                                                       --------------    -------------      --------------    --------------
                                                       --------------    -------------      --------------    --------------

           See accompanying notes to unaudited condensed consolidated financial statements.


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------


                                                         FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                            ENDED JULY 31,                      ENDED JULY 31,
                                                    -------------------------------     -------------------------------
                                                         1999             1998              1999             1998
                                                    ----------------  --------------    --------------   --------------
Net income (loss)                                    $      336,425   $     228,807     $ (1,802,610)    $     689,441

Other comprehensive income, net of tax:
   Net holding gain on marketable securities
    arising during the period                               974,166       1,030,019        2,616,790         4,734,232
   Reclassification adjustment for (gains) losses
     recognized in net income (loss)                      (777,324)      (2,145,094)          (1,603)       (3,042,916)
                                                    ----------------  --------------    --------------   --------------

                                                            196,842     (1,115,075)         2,615,187        1,691,316
                                                    ----------------  --------------    --------------   --------------

Comprehensive income                                 $      533,267   $   (886,268)     $     812,577    $   2,380,757
                                                    ----------------  --------------    --------------   --------------
                                                    ----------------  --------------    --------------   --------------


           See accompanying notes to unaudited condensed consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                              FOR THE NINE MONTHS
                                                                                                ENDED JULY 31,
                                                                                     --------------------------------------
                                                                                          1999                 1998
                                                                                     ----------------   -------------------

Cash flows from operating activities
   Net income (loss)                                                                  $   (1,802,610)               689,441
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation and amortization                                                         806,056                550,618
       Loss (gain) on securities transactions, net                                         1,944,362             (1,379,034)
       Deferred income taxes                                                                (550,000)           (11,800,000)
   Changes in assets and liabilities
     Due from related parties                                                                      -              1,100,000
     Trade and other receivables                                                            (245,038)               114,096
     Refundable income taxes                                                              (1,056,870)                     -
     Prepaid expenses and other current assets                                              (712,123)              (151,823)
     Other assets                                                                            (45,556)              (158,376)
     Accounts payable and accrued expenses                                                  (333,099)             2,098,785
     Current income taxes payable                                                         (3,900,000)             5,600,000
                                                                                       --------------     -----------------
          NET CASH USED IN OPERATING ACTIVITIES                                           (5,894,878)            (3,336,293)
                                                                                       --------------     -----------------

Cash flows from investing activities
   Acquisition of transmission and related equipment                                         (92,690)              (272,866)
   Acquisition of leasehold improvements, office equipment
     and service vehicles                                                                   (296,881)              (224,191)
   Acquisition of marketable securities                                                  (12,459,790)           (16,901,277)
   Proceeds of marketable securities                                                      14,371,086             28,125,920
   Proceeds of marketable securities - short sale                                                  -             12,132,048
   Investments                                                                              (513,450)               (19,000)
                                                                                       --------------     -----------------
          NET CASH PROVIDED BY INVESTING ACTIVITIES                                        1,008,275             22,840,634
                                                                                       --------------     -----------------

Cash flows from financing activities
   Proceeds of long-term debt                                                                215,813                      -
   Principal payments of long-term debt                                                     (361,443)              (195,461)
   Advances to related party                                                                (251,872)                     -
                                                                                       --------------     -----------------
          NET CASH USED IN FINANCING ACTIVITIES                                             (397,502)              (195,461)
                                                                                       --------------     -----------------

Net increase (decrease) in cash and cash equivalents                                      (5,284,105)            19,308,880

Cash and cash equivalents, beginning of period                                            27,359,353             21,256,356

Cash and cash equivalents, end of period                                             $    22,075,248    $        40,565,236
                                                                                       --------------     -----------------
                                                                                       --------------     -----------------



Supplemental disclosure of cash flow information
  Cash paid for interest                                                             $        45,902                157,756

  Cash paid for income taxes                                                               4,306,870              4,500,000


           See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 1999
-------------------------------------------------------------------------------

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

2.       EDSS

         During fiscal 1999, the Company agreed to amend its loan agreement with EDSS, a majority-owned subsidiary, to increase the limit to $1,800,000 and advanced an additional $850,000 under the loan agreement as of July 31, 1999. The Company has outstanding loans to EDSS of $1,638,000 as of July 31, 1999.

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

Unrealized gain on marketable securities, net of deferred income
taxes of $4,130,000 at October 31, 1998                                                             $        7,559,006

Unrealized gain arising during the period                                                                    2,615,187
                                                                                                    -------------------

Unrealized gain on marketable securities, net of deferred income
taxes of $6,400,000  at July 31, 1999                                                               $       10,174,193
                                                                                                    ===================

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 14, 1999
                                    NATIONAL WIRELESS HOLDINGS INC.
                                    -------------------------------
                                    (Registrant)


                                    By:  /s/ Terrence S. Cassidy
                                    ------------------------------------
                                    Terrence S. Cassidy, President and Principal
                                    Accounting Officer