Form 10-K
period 1999-10-31
NATIONAL WIRELESS HOLDINGS INC
filed 2000-01-31
CIK 915016

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1999
                         Commission file number 0-23598

                         NATIONAL WIRELESS HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                             Delaware 13-3735316
(State or other jurisdiction of incorporation)(IRS Employer Identification No.)

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

                                         Yes  X    No ___
                                             ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .
                            ---

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $65,000,000 as of January 24, 2000, based upon the last sales price per share of the Registrant's Common Stock, as reported on the Nasdaq Small Cap Market on such date. As of January 24, 2000, 3,333,000 shares of Common Stock, $.01 par value, of the Registrant were outstanding.

         Portions of Registrant's Proxy Statement for use in connection with the Annual Meeting of Stockholders scheduled to be held in April, 2000 are incorporated by reference into Part III of this report, to the extent set forth therein, if such Proxy Statement is filed with the Securities and Exchange Commission on or before February 28, 2000. If such Proxy Statement is not filed by such date, the information required to be presented in Part
III will be filed as an amendment to this report. The exhibits for this Form 10-K are listed on Page 27.

                         NATIONAL WIRELESS HOLDINGS INC.
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

                                TABLE OF CONTENTS


                                                                                      Page


Part I

              Item 1.       Business                                                    3
              Item 2.       Properties                                                 16
              Item 3.       Legal Proceedings                                          17
              Item 4.       Submission of Matters to a Vote of Security Holders        17

Part II

              Item 5.       Market for the Registrant's Common Equity
                            and Related Stockholder Matters                            18
              Item 6.       Selected Financial Data                                    18
              Item 7.       Management's Discussion and Analysis of
                            Financial Condition and Results of Operations              20
              Item 8.       Consolidated Financial Statements                          24
              Item 9.       Changes in and Disagreements
                            on Accounting and Financial Disclosure                     24

Part III

              Item 10.      Directors and Executive Officers of the Registrant         25
              Item 11.      Executive Compensation                                     25
              Item 12.      Security Ownership of Certain Beneficial Owners and
                            Management                                                 25
              Item 13.      Certain Relations and Related Transactions                 35

Part IV

              Item 14.      Exhibits, Financial Statement Schedules,
                            and Reports on Form 8-K                                    25


                                     PART I

ITEM 1.       BUSINESS

THE COMPANY

         National Wireless Holdings Inc. ("NWH" or the "Company"), a Delaware corporation organized on August 31, 1993, is a communications company focussing primarily on acquisition and operation of telecommunications and other high tech businesses. The Company currently owns and operates Electronic Data Submission Systems, Inc. ("EDSS"), a business-to-business healthcare e-commerce data interchange company, providing links between healthcare providers and third party payers. In addition, the Company owns and operates a satellite programming uplink facility. In addition to these businesses, the Company continues its business of acquiring controlling interests in telecommunications, media and other high tech areas. The Company may acquire or invest in other businesses. In June 1997, the Company sold its wireless cable assets in Miami Florida in exchange for common stock of BellSouth Corporation.

         In July 1999, the Company acquired additional shares of EDSS, which when combined with its existing share ownership represents approximately 84% of the outstanding voting stock and control of EDSS.

         The Company's executive offices are located at 249 Royal Palm Way, Suite 301, Palm Beach, Florida 33480, telephone: (561) 822-9933.

ELECTRONIC DATA SUBMISSION SYSTEMS, INC.

         GENERAL

         NWH manages EDSS and owns 84% of EDSS' outstanding voting stock and 64% of its equity. EDSS provides business-to-business e-commerce and Internet products and services to a broad range of physicians and other healthcare providers (collectively "Providers") and third party payers in the healthcare industry (collectively, "Payers"). EDSS provides and supports Health-e Network-TM-, a full cycle suite of products and services designed to increase productivity by automating and streamlining workflow between Providers and Payers, and facilitating the work of intermediaries such as third party administrators, practice management companies and practice management software suppliers.

The Company believes that EDSS' Health-e Network-TM-'s full-cycle suite of products and services provides a unique capability for addressing 100% of the issues involved in Provider/Payer transactions. These services are supported by EDSS' more than 600 "back-end" connections to Payers, such as managed care organizations, Blue Cross/Blue Shield plans, Medicare, and Medicaid. EDSS delivers its Internet and e-commerce connectivity services nationally and currently processes transactions from more than 175,000 Providers, such as physicians, hospitals and clinics.

         Health-e Network-TM-'s full-cycle e-commerce suite of products and services ranges from physician front-end data capture/transmission software to advanced pre-adjudication software developed to enhance Payers' administrative efficiency to simple payer mailroom services. Health-e Network-TM- addresses 100% of Payers' claims clearing processes (both e-commerce and paper). As of January 20, 2000, EDSS had seven customers, including third party administrators and Payers, signed up for various versions of Health-e Network-TM-.

Health-e Network-TM- includes the following products and services (which are also offered separately):

- WinHECET-TM- and HECET-TM- are EDSS' proprietary front-end software systems that are installed in the office of a healthcare Provider, usually a physician's office. The system is available in Windows (WinHECET-TM-) and DOS (HECET-TM-)-based platforms and operates either as a stand-alone system or with any physician practice management software. This product suite is available in e-commerce and Internet format. The software edits, formats and provides secure transmission of claims from Provider offices to EDSS thus facilitating the gathering, pre-adjudication, conversion to an e-commerce format and pre-payment processing of medical, dental and pharmacy claims on forms including the HCFA 1500s (physicians and laboratories) and UB92s (hospitals).

- Automated Document Services-TM- (ADS-TM-), which EDSS released in 1999, provides for the conversion (imaging/scanning) of paper claims forms to an electronic format by using proprietary software.

- Pre-Adjudication Software System -TM- (PASS-TM-) is a proprietary software solution, which EDSS introduced in 1999, offering a single entry point (a software hub) to a Payer for all claims, including Internet, direct connections, or paper. While channeling the claims, PASS-TM- conducts the vital claims processing function of physician and member matching, including real-time eligibility verification. PASS-TM- also provides real-time eligibility and pre-adjudication checking, PASS-TM- can be used by Payers in a stand-alone mode or in conjunction with ADS-TM-.

     Additionally, Health-e NetworkTM provides for the processing of real-time transactions including eligibility, referrals/authorizations and ECT (electronic claims tracking) and a number of other services. Since electronic claims and transactions cost Payers less to administer, Payers have an incentive to increase the use of e-commerce. Health-e NetworkTM is also e-commerce-enabled for the potential generation of revenue from the sale of products, services and information to the professional Provider community, consumers and information purchasers. With this suite of electronic commerce products, EDSS provides a complete link between Payers and Providers in the processing of e-commerce and paper claim transactions as well as real-time transactions such as eligibility, determinations and referrals/authorizations.

     EDSS generates its revenues from the following sources: (1) physicians' and other Providers' sites for monthly e-commerce processing, (2) back-end revenues from various national and regional Payers, including regional and national claims clearinghouses, third party administrators and practice management software vendors, (3) the sale of its WinHECET Systems-TM- and HECET-TM- software to the Providers, (4) pre-adjudication claim services (PASS-TM-), (5) paper claims imaging services, (ADS-TM-), (6) real-time transaction processing, and (7) mailroom services. In the future, EDSS plans to generate additional e-commerce revenues from its Internet portal for products, services and information marketed first to its Provider base, and then to its Providers' patients.

     EDSS was incorporated in Colorado on January 7, 1991 and re-incorporated in Delaware on September 9, 1997.

     INDUSTRY BACKGROUND

     The rapid expansion of the healthcare industry over the last decade has led to a significant increase in the complexity of processing claims for reimbursement by Payers, as well as an increase in the number of claims. The majority of these claims are still manually processed from paper, a cumbersome, costly and inaccurate method. Recent advances in computer software, telecommunications and microprocessor technology have facilitated the development of on-line, real-time systems that electronically capture and transmit information, replacing the recording and processing of transaction information on paper. In addition to offering greater convenience, these electronic systems reduce processing costs, decrease settlement delays and prevent losses from fraudulent transactions.

     The potential e-commerce healthcare market is very large and growing. According to the Health Data Directory, in 1998 over 4.4 billion electronic and paper claims were paid by all Payers. From 1994 to 1998, the proportion of healthcare claims that were electronically processed increased from 47% to 62%. The major unserved market segments are physician claims - only 38% were processed using EDI, and dental claims - only 16% were processed using EDI.

     The other major e-commerce opportunity with very low market penetration (less than 20%) is the non-claim medical transaction area, specifically eligibility verifications, enrollments, authorizations, claims tracking and remittance transactions. The Company believes that the medical transaction market is as large as the traditional claims processing market. The real time nature of the Internet is ideally suited to processing these non-claim transactions. The Company believes that Health-e Network-TM- is well positioned to capture significant market share in this segment. According to a recent DLJ report, another 30 billion transactions could be available within the healthcare market.

     Healthcare Providers initiate electronic transaction processing through dedicated point-of-service terminals, stand-alone software or software integrated with Providers' practice management systems. Providers aggregate and edit claims, in real-time mode, throughout the day at the Provider's office and submit them electronically to EDSS (or its competitors) in batch. Claims are sorted, formatted and edited a second time by EDSS (or its competitors) and are then forwarded electronically to the Payer. The Payer processes each claim, and the response, which includes an explanation of benefits, is transmitted, electronically or by mail, back to the Provider. To the extent required, the Payer sends payment to the Provider or, in certain circumstances, initiates an electronic funds transfer to the Provider's account.

         The Company subscribes to the dominant viewpoint that e-commerce and Internet transaction processing offers a number of benefits to Payers and Providers. The elimination or reduction of paper-based transactions generally lowers claim processing costs for Payers significantly, and on-line encounter and referral information provides more efficient medical cost management for managed care organizations. In addition, Payers are able to detect fraudulent procedures and screen for unusual utilization trends. Errors in transcriptions by Payer examiners are virtually eliminated. From the healthcare Providers' standpoint, information pertaining to authorization and reimbursement can be more easily accessed and transmitted. By processing claims electronically, Providers reduce overhead costs and staff time and improve accounts receivable management.

         The recent growth of managed care and governmental healthcare cost containment efforts have increased the use of e-commerce real-time transaction processing by hospitals and physicians. The majority of state Medicaid programs permit Providers to verify Medicaid eligibility electronically on a real-time basis, and certain managed care companies have encouraged their Provider networks to utilize real-time e-commerce for authorizations, encounter reports (for capitation plans), and referrals. EDSS believes that there are still significant opportunities for further expansion of EDI transactions in the healthcare market, including claims processing for managed care client identification and for other purposes.

         EDSS believes that three factors are likely to increase demand for Health-e Network-TM- and other EDSS products and services. First, industry legislation and rulemaking, especially the Health Insurance Portability and Accountability Act (HIPAA), industry accreditation groups such as NCQA and organized lobbies representing physician groups are requiring electronic claims reimbursement to shorten the payment cycle. EDSS believes that HIPAA is likely to accelerate the number of electronic claims and related real-time transactions (such as eligibility, verification, and enrollment). A section of HIPAA, The Administrative Simplification Act, requires Payers to receive medical claims electronically in order to lower transaction costs. The Administrative Simplification Act also requires Payers to use eight standardized real-time transactions, including eligibility. One way Payers will be able to meet these requirements is by outsourcing the claims processing function to companies such as EDSS. Second, the Payer community is focusing on decreasing operating costs and increasing profit margins. As a result, Payers are moving to outsource many primary claims processing functions (such as paper claims, imaging/scanning, e-commerce implementation, pre-adjudication, and mailroom services). Third, managed care organizations are tightening reimbursement to Providers and, EDSS believes, will require more electronic transaction processing for increased accuracy and efficiency.

     RECENT DEVELOPMENTS - THE INTERNET

     The major trend today in healthcare is e-health - the convergence of Internet technology with the current predominantly legacy systems environment. Although healthcare in general has historically been slow in adopting computer technology, this industry is poised to be transformed by the rapid developments in e-health, just as the financial services and retail industries have already been greatly affected by Internet technology. EDSS provides, or intends soon to provide, the following Internet based services:

- REAL-TIME BATCH REFERRAL, AUTHORIZATIONS AND ELIGIBILITY. EDSS provides a real-time batch referral and eligibility solution that addresses the Payers' requirements for accurate and timely eligibility information and the processing of authorizations and referrals. This real-time feature was added during 1998; its Internet version was added in 1999.

- BUSINESS-TO-BUSINESS CONNECTIVITY. EDSS began active Internet-based transaction activity between its Payers and Providers during 1999.

- ECT - INTERNET ELECTRONIC CLAIMS TRACKING. EDSS plans to offer by the end of 2000 the tracking of the status on submitted claims via the Internet. Current industry practices have at least a one-two day delay in this information.

- INTERNET AVAILABILITY OF PRODUCTS AND SERVICES TO PROVIDERS AND PAYERS. Using its connectivity, proprietary technology and the Health-e NetworkTM platform, EDSS plans on-line marketing to its network of Providers for professional products and services, such as medical supplies, durable medical equipment, etc. EDSS plans to establish appropriate strategic alliances with various suppliers and wholesalers for the needed products and services. EDSS has not yet offered these products or services either directly or with partners, and there is no assurance it can provide them efficiently or at all.

     BUSINESS STRATEGY

     EDSS' strategy is to continue to grow as a prime vendor of e-commerce services to the healthcare industry by expanding the number of markets it serves and broadening the e-commerce services provided. The key elements of this strategy include:

     - MARKET HEALTH-E NETWORK-TM-. EDSS believes that much of the information that flows among each of the various participants in the healthcare market can be transmitted electronically with greater efficiency and cost-effectiveness. EDSS provides and supports Health-e Network-TM-, which is a full-cycle suite of products and services designed to increase productivity by automating and streamlining workflow between Providers and Payers. EDSS will seek to expand the functional and transactional capability of Health-e Network-TM- through the continued development and acquisition of related Internet applications and software. In addition, EDSS will attempt to utilize the Health-e Network-TM- and Internet technology to move efficiently secure information and transaction flows among a wider range of healthcare businesses across all of their respective systems.

     - DEVELOP AND MARKET INTERNET SOLUTIONS. EDSS' principal current Internet offering allows administrators to enter claim data into a page on the firm's Web site and transmit the information to an EDSS server. Currently, Providers' offices are able to transmit encrypted claims data directly and securely over the Internet to EDSS without having to input claims information manually. Another EDSS Internet initiative will involve entering into possible partnerships, joint ventures acquisitions to offer additional Internet products and services to Providers. Payers can also be targeted as customers for information mined in the course of EDSS' claims processing system. The information, gathered with the approval of the Providers and Payers where applicable, would of course be treated in a confidential fashion and safeguards would be employed. In addition, EDSS plans partnering with on-line sources and on-line portals for consumer health and beauty aids, prescription drugs and wellness products. These relationships would provide consumers with the Internet tools for managing their health, including convenient on-line prescription fulfillment and shopping for drugstore needs. EDSS has targeted such potential partners, joint ventures or acquisitions, but may not be able to secure the required arrangements. Therefore the company may not be able to develop this strategy without entering into the required arrangements. Such services are not currently generating any revenue for EDSS

     - EXPANDED CONNECTIVITY AND FUNCTIONALITY AT THE PROVIDER LEVEL. EDSS intends to expand business through aggressive connectivity marketing at the Provider level with its user-friendly WinHECET Systems-TM-and HECET Systems-TM-. By installing these proprietary software products, EDSS maintains a competitive advantage via direct relationships with each individual physician or other healthcare Provider's office. Currently, the vast majority of the present market connectivity emanates from systems vendors that forward the transactions to a clearinghouse. The direct site connectivity created by WinHECET Systems-TM-and HECET Systems-TM-affords EDSS a quick and reliable way to add e-commerce and Internet functionality to its client's office while also providing technical interface to its system environment. With a broader base of Providers, EDSS expects to expand the network of Payers that it services. In addition, through outsourcing relationships with its Payer clients, EDSS will attempt to leverage the Provider customer base with follow-on opportunity sales both for its front-end software products and for additional products and services through its web site. There is no assurance EDSS can successfully carry out this strategy, and it is not currently generating any revenue for EDSS.

     - EXPANSION INTO ADDITIONAL GEOGRAPHIC MARKETS. In pursuit of greater market share, EDSS plans to continue to expand beyond its current operations in Colorado, Florida, Texas, and Illinois. A recent payer contract calls for the processing of physician claims for all fifty states

     - EXPANSION OF MARKETING TO POTENTIAL CLIENT GROUPS. EDSS will pursue an aggressive program to market to high transaction volume systems vendors, Payers, billing services, third party administrators and the new breed of Internet claims aggregators. EDSS will also help Providers ensure that they are submitting their claims electronically to all available Payers.

     - PURSUE STRATEGIC ACQUISITIONS AND ALLIANCES. EDSS will continue to seek acquisitions of, or alliances with, other e-commerce businesses in order to achieve greater economies of scale and to remain a cost-effective provider of transaction processing services. EDSS will target for acquisition or alliance companies having profitable transaction volumes and revenue producing technologies. Particular emphasis will be placed on identifying partners that offer products or services that can be marketed first to the professional Provider community (business to business e-commerce) and secondly, to the broader consumer market (consumer e-commerce).

     - E-COMMERCE HUB SOLUTION. EDSS has adapted its products for use by claims submitters who act as suppliers of Provider claims through a data processing hub operated by EDSS.

     - PROVIDER-MARKETING PROGRAM. EDSS offers a CD-ROM presentation/installation program to Payers for marketing direct e-commerce connectivity to their respective Provider communities. This EDSS program represents the first mass distribution of WinHECET System-TM- within the health care industry for claims processing. In addition, EDSS will seek to increase the number of marketing seminars of WinHECET-TM- and HECET-TM-front-end software that are co-sponsored by Payers. These seminars are one of EDSS' most effective marketing tools.

     The recurring revenue potential of healthcare e-commerce is significant and growing. Increases are coming from transaction based activity, from uses of clinical data (subject to confidentiality restraints) and from other information required by Providers. Many of these same services could be easily delivered by the existing direct connection to each present and future Provider site. Also, with approximately 58% of all Provider claims nationwide in 1999 still being submitted on paper (and perfectly suited for EDSS' PASS-TM- solution), management believes EDSS' marketing efforts could lead to a significant increase in revenue.

     EDSS' services and products capabilities, include the following:

- HEALTH-E NETWORK-TM-. Health-e Network-TM- is a full-cycle e-commerce suite of products and services ranging from front-end data capture/transmission software to advanced pre-adjudication software and simple Payer mailroom services developed to enhance Payers' administrative efficiency. Health-e Network-TM- addresses 100% of Payers' claims clearing processes (both e-commerce and paper). Health-e Network-TM- includes the WinHECET Systems-TM-, and HECET Systems-TM-, ADS-TM- and PASS-TM-.

         - TRANSACTION PROCESSING. EDSS is a substantial processor of commercial third-party Payer claims linking healthcare Providers and Payers across the United States through EDSS' electronic network. Network transactions are predominantly used to process reimbursement claims in traditional fee-for-service commercial or government Payer systems and to process encounter data in capitated environments. To submit claims, Providers collect data throughout the day using software provided by EDSS. The Provider then forwards these claims electronically to EDSS. EDSS electronically collects and verifies receipt of the claims, performs

Payer-specific edits, remaps each claim to conform to a particular Payer's specifications, aggregates daily transactions by Payer and transmits claims to Payers based upon each Payer's chosen communications protocols.

     - INTERNET SERVICES. EDSS' principal current Internet offering allows administrators to enter claim data into a page on the firm's Web site and transmit the information to an EDSS server or to submit their batched claims via an Internet connection. Currently, providers' offices are able to directly transmit encrypted claims data securely over the Internet without having to manually input claims information.

     - E-COMMERCE INTERFACES. EDSS has developed a range of software interfaces to facilitate the adoption of e-commerce by Providers and Payers. EDSS processed an aggregate of approximately 11.5 million commercial third-party Payer claims in the fiscal year ending September 30, 1999. EDSS' transaction network is connected with over 600 of the approximately 1,500 commercial third party Payers, including all of the top 20 commercial Payers (based upon the number of members covered by such third party Payers).

     - WINHECET SYSTEMS-TM- /HECET SYSTEMS-TM-. WinHECET Systems-TM- and HECET Systems-TM-, EDSS' proprietary PC-based software products, are designed with open application program interfaces ("APIs"). The APIs are established at the operating system level and enable EDSS software to run on a wide variety of operating systems including Windows, NT, DOS, and Novell. WinHECET Systems-TM-and HECET Systems-TM- function as stand-alone editing, formatting and communications software for Providers and Payers. The stand-alone versions of WinHECET Systems-TM- and HECET Systems-TM- are offered directly to Providers for a nominal price. WinHECET Systems-TM- and HECET Systems-TM- represent an installed proprietary software presence for EDSS, reducing the likelihood that its services will be replaced with a competing product or service. These proprietary software products provide flexible formatting and mapping capabilities matching current hardware and software configurations used by or available to Providers.

     - ADS-TM-. provides for the conversion (imaging/scanning) of paper claims forms to an electronic format by using proprietary software. This service differentiates EDSS from its competitors in that most healthcare EDI companies only process electronic claims, and paper claims still constitute over 57% of physician claims volume.

     - PASS-TM-. This proprietary software solution offers a single entry point (a software hub) to a payer for all claims, including Internet, direct connections, or paper. While channeling the claims, PASS-TM- conducts the vital claims processing function of physician and member matching, including real-time eligibility verification. PASS-TM- provides real-time eligibility and pre-adjudication checking, critical payer requirements for increased claims paying accuracy and efficiency. In addition, very few, if any, of EDSS' competitors can provide this service on a wide-scale basis as each payer system is unique. EDSS' hub is an open, flexible solution that can be used with the vast majority of today's operating environments.

     - CUSTOMER SERVICE. As an adjunct to its transaction processing services, EDSS maintains customer service facilities with help desks for real-time customer inquiries. Client support employs a modern call tracking and response system that is directly connected to the processing center. Customer support services, available via telephone, are frequently included in the contract price for transaction processing services, but may also be billed separately, depending upon the specific contract terms. EDSS also offers other services, such as on-site product training and installation.

     SALES AND MARKETING

     EDSS develops and maintains Payer, Provider and vendor relationships through its sales and marketing personnel located in five geographic regions. EDSS' sales and marketing strategy focuses on selling its services to Providers either directly, through sales representatives and through organizations, such as healthcare finance consulting firms, practice management software firms and third party administrators that have relationships with or access to a large number of Providers. EDSS develops relationships with third party Payers and other large submitters of claims. In addition, EDSS works closely with practice management system vendors to provide an integrated solution to Providers.

     Some of EDSS' Payers co-sponsor marketing seminars of WinHECET-TM- and HECET-TM- front-end software. These seminars are one of EDSS' most effective marketing tools, second only to its interactive demonstration and installation CD-ROM that is mailed out to paper-submitting Providers. As of January 20, 2000, approximately 14,000 physicians were actively submitting claims via EDSS' Health-e Network-TM- with scheduled installation backlog of 1800 Providors for its WinHECET-TM- product.

     CUSTOMERS

     EDSS' principal customers consist of healthcare Providers, such as physicians, hospitals, clinics and billing services, and third-party Payers, such as indemnity insurers, managed care organizations, preferred provider organizations, claims submitters and state/federal governmental agencies. In addition, EDSS markets its services indirectly to Providers and Payers through third party administrators, aggregators, consultants and accountants. No customer accounted for 15% or more of the Company's revenues during fiscal 1999 or 1998.

     EDSS typically provides real-time services to customers under contracts that are not exclusive and generally do not guarantee a specific transaction volume or revenue stream. The pricing of EDSS' services both on a monthly and per-claim basis is set under contracts typically having terms of one to seven years, subject to a variety of early cancellation arrangements.

     EDSS enters into contracts with Providers, Payers and other claim submitters, such as third party administrators, practice management system vendors, clearinghouses and billing services. Claim submitter contracts with EDSS often contain exclusivity provisions whereby the submitter agrees to process all claims through EDSS, provided that EDSS has network access to the Payer.

         OPERATIONS

         EDSS delivers its real-time services through an integrated electronic transaction processing system, which includes EDSS-designed software, host computer hardware, network management, switching service, and the ability to interact with the customers' personal computers.

         EDSS' real-time Internet services consist of advanced computer networks designed and configured to operate 24 hours a day, seven days a week. These networks are configured to expand to meet increased transaction volume. The networks are designed and manufactured to accommodate a fault-tolerant, nonstop environment by maintaining on-line standby computers. The data center is further protected by uninterruptible power supply systems. The software and related data files are backed up nightly and stored off-site.

         EDSS' communications network consists of dedicated circuits, T-l facilities and dial modem ports, which facilitate electronic real-time communication among Payers, Providers and other users of time-sensitive healthcare information. This private intranet communications network is designed to provide a low-cost, multipath host access from a computer modem with a high degree of accuracy and integrity. EDSS uses a number of different nationwide public communications networks to provide access to substantially all potential domestic customers.

         PROPRIETARY RIGHTS

         EDSS owns certain of the software and systems designs that it uses and has a limited, perpetual, nonexclusive, royalty-free license to use other software and systems designs. The Company also licenses certain other software from third parties.

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

         COMPETITION

         EDSS faces potential competition in the healthcare e-commerce market not only from other companies that are similarly specialized, but also from companies involved in other, more highly developed sectors of the electronic transaction processing market. Such companies could enter into, or focus more attention on, the healthcare transaction processing market as it develops. Growing interest in healthcare administrative and financial transactions has resulted from the anticipated lower costs of using the Internet. These new entrants include Healtheon/WebMD and Claimsnet. In addition, EDSS faces competition by selected Providers bypassing EDSS' electronic network and going directly to the Payer. Many of EDSS' existing and potential competitors have greater financial, marketing and technological resources. EDSS' principal competitors include ENVOY (a division of Quintiles), National Data Corp., Per Se Technologies, ProxyMed, and Health Data Exchange (a division of Shared Medical Systems). There is no assurance that EDSS can continue to compete successfully with its existing and potential competitors in the healthcare e-commerce market.

         Factors influencing competition in the healthcare market include (i) compatibility with the Provider's software and inclusion in practice management products and (ii) relationships with third-party Payers, including managed care organizations. EDSS believes that the breadth, price and quality of its products and services and Provider level support are the most significant factors in developing and maintaining relationships with its customers.

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

         Recent government and industry legislation and rulemaking, especially the Health Insurance Portability and Accountability Act (HIPAA), the Joint Commission on Accreditation of Healthcare Organizations (JCAHO), industry accreditation groups such as NCQA and organized lobbies representing physician groups are requiring electronic claims reimbursement to shorten the payment cycle. HIPAA should accelerate the number of electronic claims and related real-time transactions, such as eligibility, verification, enrollment, etc. A section of HIPAA, The Administrative Simplification Act, requires payers to receive medical claims electronically in order to lower transaction costs. The Administrative Simplification Act also requires payers to use eight standardized real-time transactions, including eligibility. Payers should be able to meet these requirements by outsourcing the claims processing function to third parties such as EDSS.

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

         The confidentiality of patient records and the circumstances under which such records may be released for inclusion in EDSS' databases are subject to substantial regulation by state and federal governments. These state laws and regulations govern both the disclosure and the use of confidential patient medical record information. Although compliance with these laws and regulations is at present principally the responsibility of the hospital, physician or other Provider, regulations governing patient confidentiality rights are evolving rapidly. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of such information to implement security measures that may require substantial expenditures by EDSS. There can be no assurance that changes to state or federal laws will not materially restrict the ability of Providers to submit information from patient records using EDSS' products.

         FACILITIES

         EDSS' executive and corporate offices are located in Colorado Springs, Colorado in approximately 13,000 square feet of office space under a lease that expires June 14, 2003. EDSS has a second Colorado processing center that occupies approximately 11,000 square feet. EDSS also maintains offices in Ft. Lauderdale, FL, Orlando, FL, Tampa, FL, and Pueblo, CO and Chicago, IL. EDSS believes that its facilities are adequate for its current operations.

         EMPLOYEES

         As of January 1, 2000, EDSS had approximately 268 employees, including approximately 63 salaried and 205 hourly employees (including temporary employees). None of these employees is represented by a union or other collective bargaining group. EDSS believes its relationship with its employees is good.

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

         TLC PRODUCTIONS. TLC Productions, Inc. ("TLC"), acquired by the Company in 1995, is a full-service teleport and uplink facility located in North Miami, Florida, that provides satellite uplink services to clients who then are able to rebroadcast signals to video programming distributors. Additionally, TLC's fully-equipped television studio is used for live teleconferencing and special interviews for such networks as CNN and ESPN.

OTHER OPERATIONS

         ACQUISITIONS. The Company is actively seeking to acquire other businesses in telecommunications, e-health, media and unrelated areas, but currently has no specific agreements or arrangements to acquire any such businesses. The Company invested over $280,000 in 1999 in connection with an abandoned acquisition of a telecommunications company.

         ANAGRAM INTERNATIONAL COMMUNICATIONS LTD. Anagram was organized in 1995 to engage in, among other things, the business of acquiring television programming for distribution in the United States and abroad. The Company has invested an aggregate of $636,875 in Anagram. Anagram ceased doing business in 1999 and is currently being liquidated. Through October 31, 1999, the Company has expensed its investment in this company.

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

ITEM 2.  PROPERTIES

         The Company generally leases the real estate where its business, offices and wireless cable transmitters are located. The Company leases space for its executive offices in Palm Beach, Florida at $760 a month pursuant to a lease terminating May 31, 2000. In June 1994, a subsidiary of the Company entered into an 8-year operating lease of office space for its offices in New York at a rate of $7,892 per month. The Company and certain subsidiaries lease office space in Rantoul, Illinois from a company which is owned by the Chairman of the Board of the Company, at an aggregate rental of $1,750 per month. The lease agreement is on a month-to-month basis based on the needs of the Company. The Company's subsidiary, EDSS, leases approximately 6,500 square feet of office space under a lease that expires June 14, 2003 at a rate of $13,347 per month. EDSS also maintains offices at Ft. Lauderdale, FL, Orlando, FL, Tampa, FL, and Dallas, TX. The Company's subsidiary, TLC, leases approximately 6,500 square feet of office space on a month to month basis. The total lease payments for the year ended October 31, 1999 were approximately $395,000 (net of $55,000 of rental income) as compared to approximately $247,000 for the year ended October 31, 1998. The Company believes its properties are adequate for its current needs.

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


                            1998                          1999
                       ---------------             -------------------
Quarter            High            Low            High          Low
-------            ----            ---            ----          ---
First              15              13-1/4         19-5/8        14
Second             18-3/4          13-1/2         20            13-1/4
Third              18-7/8          15-1/2         17-5/8        15-1/8
Fourth             17-7/8          14             16            13


         As of January 24, 2000, there were approximately 1,000 beneficial holders of Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The selected historical financial data for the Company presented below under the captions "Operating Data" and "Balance Sheet Data" as of October 31, 1995, 1996, 1997, 1998 and 1999, and for the years ended October 31, 1995, 1996,
1997, 1998 and 1999 are derived from the Company's consolidated financial statements. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."


                                                  Year Ended       Year Ended       Year Ended      Year Ended       Year Ended
                                                  October 31,      October 31,      October 31,     October 31,      October 31,

                                                  -----------      -----------      -----------     -----------      -----------
                                                  1999             1998             1997            1996             1995
                                                  ----             ----             ----            ----             ----

Operating Data:

  Total Revenue                                   $  6,992,256     $  6,801,632     $  4,717,681    $  2,317,734     $  2,100,289
  Service Revenue                                    5,325,505        4,492,991        3,308,080       1,223,561          945,616
  Expenses                                           8,585,068        7,699,825        6,055,033       3,334,558        2,740,370
  Net Loss on securities transactions               (1,283,451)      (4,116,031)              --              --               --
  Gain on Sale of SFTV(1)                                                    --       44,196,516              --               --
  Net Income (Loss)                                 (1,376,263)      (3,314,224)      25,969,164      (1,016,824)        (640,081)
  Net Income (Loss) per common share-Basic (2)            (.42)           (1.01)            7.96           (0.31)           (0.20)

  Weighted average number of common

  shares outstanding-Basic (2)                       3,293,274        3,283,000        3,259,923       3,253,000        3,222,863



Balance Sheet Data:

  Cash and cash equivalents                         24,754,663     $ 27,359,353     $ 21,256,356    $ 14,788,765     $  4,888,240
  Marketable securities                             30,988,890       32,541,020       49,598,687               0       11,964,634
  Total assets                                      64,226,219       66,628,350       79,085,656      21,583,552       22,981,237
  Total liabilities                                 16,898,016       20,273,317       36,016,130       1,391,064        1,771,925
  Total stockholders' equity                        47,328,203       46,355,033       43,069,526      20,192,488       21,209,312


(1) See Note 3 to Consolidated Financial Statements
(2) See Note 2 to Consolidated Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         National Wireless Holdings Inc. ("NWH" or the "Company") is a communications company focussing primarily on acquisition and operation of telecommunications and other high tech businesses. The Company currently owns and operates a business-to-business healthcare e-commerce data interchange company, providing links between healthcare Providers and third party Payers. In addition, the Company owns and operates a satellite programming uplink facility and other early stage businesses. In addition to these businesses, the Company continues its business of acquiring controlling interests in telecommunications, media and other high tech areas. The Company may acquire or invest in other businesses. In June 1997, the Company sold its wireless cable assets in Miami, Florida in exchange for common stock of BellSouth Corporation.

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

RESULTS OF OPERATIONS

1999 AS COMPARED TO 1998:

Service Revenue:
Service revenue increased from $4,492,991 in 1998 to $5,325,505 in 1999 as a result primarily of increased revenues of EDSS in 1999.

Interest and Dividend Income:
Interest income decreased from $1,829,378 in 1998 to $1,079,128 in 1999 as a result of a reduction in funds invested in interest bearing instruments due to net cash used in operating activities. Dividend income increased from 479,263 in 1998 to 587,623 in 1999 as a result of a dividend increase by Bell South.

Cost of Services:
Cost of services increased from $2,606,475 in 1998 to $2,918,976 in 1999 as a result of increased costs of operation of EDSS.

Wireless Market and Technology Development:
Wireless market and technology development expenses decreased from $858,000 in 1998 to $0 in 1999 as a result of sale of its wireless assets in the Miami market.

Professional Fees:
Professional fees decreased from $735,491 in 1998 to $725,708 in 1999 as a result of less transaction activity in 1999. Professional fees included approximately $55,134 in 1998 and $181,000 in 1999 for a successful defense of an Internal Revenue Service audit.

General and Administrative:
General and administrative expense increased from $2,664,329 in 1998 to $3,783,442 in 1999 as the Company incurred additional costs at EDSS.

Depreciation and Amortization:
Depreciation and amortization increased from $777,823 in 1998 to $1,087,386 in 1999 as a result of additional capital expenditures, principally at EDSS.

Interest Expense:
Interest expense increased from $57,707 in 1998 to $69,556 in 1999, reflecting borrowings by EDSS.

Loss from Operations:
As a result of the foregoing events, loss from operations was ($1,592,812) in 1999 as compared to a loss from operations of ($898,193) in 1998.

Realized Loss on Securities Transactions, Net:
The Company realized a net loss for 1999 of ($1,283,451), as compared to ($4,116,031) in 1998. The effect of unrealized gains on marketable securities as reflected in Other Comprehensive Income amounts to $1,924,433, net of related income taxes, in 1999 and $6,599,731 for 1998.

Provision (benefit) for income taxes:
The 1999 benefit for income taxes includes the reversal of prior year income taxes of approximately $391,000 as a result of settlement of a tax examination.

Net Loss
As a result of each of the foregoing events, net loss decreased from ($3,314,224) in 1998 to ($1,376,263) in 1999.

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

Realized Loss on Securities Transactions, Net:
As a consequence of closing of hedge positions on certain marketable securities in the fourth quarter of 1998, the Company realized a net loss for 1998 of ($4,116,031), as compared to $0 in 1997.

Net Income:
Net loss in 1998 was ($3,314,224) as compared to net income of $25,959,164 in 1997 due to realization of losses on hedge positions on marketable securities in 1998 and the sale in June 1997 of the Company's South Florida wireless cable subsidiary as described below.

EDSS RESULTS OF OPERATIONS:

         EDSS, on a stand-alone basis, has incurred operating losses of ($3,673,969) on a cumulative basis through September 30, 1999, including ($637,312) of loss in 1999, and ($681,605) of loss in 1998. Such losses have been financed principally through a $200,000 loan from EDSS' President and a $1,800,000 line of credit from the Company pursuant to a loan agreement, which has been substantially utilized as of October 31, 1999. Based upon existing contracts with physicians and other Providers and current expense levels, management believes that EDSS would achieve positive cash flow from operations for fiscal 2000 without the need to obtain additional financing. EDSS, however, currently plans to obtain additional financing, and the Company may provide additional funds, to accelerate EDSS' strategic business plan.

LIQUIDITY AND CAPITAL RESOURCES

         The Company funds its operations with the net proceeds from its initial public offering in 1994 of 2,000,000 shares of Common Stock aggregating, after payment of offering costs, approximately $22,000,000 and the June 1997 sale of its South Florida wireless cable subsidiary for $48 million in BellSouth common stock. The proceeds have been used for, and are currently reserved to fund acquisitions of healthcare e-commerce investments, telecommunications assets, media businesses, development of the Company's other businesses and development and acquisition of new technologies and businesses in other areas. Such amount, with interest thereon, is expected to be sufficient to implement this business plan through October 2000, or for a shorter period if the Company determines to invest a substantial portion of its assets in major acquisitions or equity investments.

         As of October 31, 1999, the Company had approximately $55.7 million in cash and marketable BellSouth common stock, as well as its interest in EDSS, its full-service teleport and satellite uplink facility in Miami and investments in other early stage companies.

         During the year ended October 31, 1999, the Company sold portions of its position in BellSouth common stock. While the Company continues to review its position in BellSouth common stock and from time to time has sold and purchased shares and options on the position, it has not yet determined whether it will sell or hedge its remaining BellSouth securities in the near future or how it will invest the proceeds of any such sale.

         In July 1999 the Company purchased additional shares of Common Stock of Electronic Data Submission Systems, Inc. ("EDSS"), which when combined with its existing share ownership represents 64% of the outstanding diluted common stock and, with additional voting rights, 84% control of EDSS. The Company paid for such securities with $513,450 in cash. At October 31, 1999, the Company had outstanding loans to EDSS of $1,788,000. The outstanding balance under this loan agreement was eliminated from the balance sheet in consolidation. On January 18, 2000, the Company increased the loan to EDSS by $350,000 to $2,138,000, and increased EDSS' line of credit to $2,800,000. The Company may invest additional amounts in EDSS to finance sales growth. Operating overhead costs of EDSS have increased in order to support its continued growth. The Company anticipates related increased revenues at EDSS in the next three to nine months.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to the executive officers and directors of the Company is incorporated herein by reference to the sections entitled "Executive Officers of the Company and Election of Directors" in the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled "Security Ownership of Directors and Executive Officers" in the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April, 2000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       The following documents are filed as part of this report:

          1.   The financial statements:

               The consolidated financial statements included in this item are indexed on page F - 1 "Index to Financial Statements".

          2.   Financial Statement schedules:

               None

          3.   Exhibit list.

                 The following exhibits were previously filed as indicated or are filed herewith.



3.1(1)           Certificate of Incorporation and By-laws of Registrant.
                 See Exhibit 4-3-Exhibit A.
3.1(a)(3)        Amendment, dated June 29, 1995, to the Company's By-Laws.
3.1(a)(9)        Amendment to Certificate of Incorporation, dated June 10, 1997.
3.1(b)(9)        Amendment to By Laws, dated June 10, 1997.
4(6)             Rights Agreement, dated as of December 12, 1996, between
                 National Wireless Holdings Inc. and Continental Stock Transfer
                 and Trust Company, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations designating the
                 relative rights, preferences and limitations of the Series A
                 Junior Preferred Stock, as Exhibit B the Form of Right
                 Certificate, and as Exhibit C the Summary of Rights to Purchase
                 Preferred Shares.
4.1(2)           Specimen of Common Stock Certificate.
4.2(1)           Form of Representative Warrant Agreement with form of
                 Representative's Warrant attached.
10.1(1)          Terrence S. Cassidy Employment Agreement, dated
                 September 22, 1993.
10.3(1)          Withdrawn.
10.4(1)          Registrant's 1993 Stock Option Plan.
10.6             Withdrawn.
10.28            Withdrawn.
10.29            Withdrawn.
10.30            Withdrawn.
10.33            Withdrawn.
10.34            Withdrawn.
10.35(4)         Agreement dated November 8, 1995 between Registrant and
                 Wireless Broadcasting Systems of America, Inc.
10.36            Withdrawn.
10.37(a)(5)      Severance Benefit Agreement, dated December 12, 1996, with
                 Terrence S. Cassidy.
10.37(b)(5)      Severance Benefit Agreement, dated December 12, 1996, with
                 Michael J. Specchio.
10.38(6)         Press Release, dated February 27, 1997.
10.38(7)         Consulting Agreement, dated February 28, 1997, with
                 Michael J. Specchio, Inc.
10.39(8)         Consulting Agreement, dated April 1, 1997, between the
                 registrant and BellSouth Wireless Cable, Inc.
10.40(9)         Form of Director Indemnification Agreement.
10.41(a)         Withdrawn.
10.41(b)         Withdrawn.
10.42(9)         1997 Equity Incentive Plan.
10.43(9)         Restated Stockholders Agreement, dated September 10, 1997, between the Company, Joseph D. Truscelli and Electronic Data
                 Submission Systems, Inc.
10.45(11)        Subscription Agreement, dated March 4, 1998, between the
                 Company, Joseph D. Truscelli, and Electronic Data Submissions
                 Systems, Inc.




10.47            Loan Documentation relating to the EDSS Credit Facility.
                 (a) Restated Loan Agreement(12).
                 (b) Note(12).
                 (c) Amendment No. 1(13).
                 (d) Bridge Note(13).

21(10)           Subsidiaries of Registrant.


    (b) Reports on Form 8-K: Not applicable.

A Definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2000 will be filed by amendment.

---------------------------

(1) - Filed with the initial filing of the Registrant's Registration Statement on Form S-1, File No. 33-7914.

(2) - Filed with Amendment No. 3 to the Registrant's Registration Statement.

(3) - Filed with Form 10-Q for the Quarter ended July 31, 1995.

(4) - Filed with Form 10-K for the Fiscal Year ended October 31, 1995.

(5) - Filed with Form 8-K dated December 12, 1996.

(6) - Filed with Form 8-K dated February 26, 1997.

(7) - Filed with Form 10-Q for the Quarter ended January 31, 1997.

(8) - Filed with Form 10-Q for the Quarter ended April 30, 1997.

(9) - Filed with Form 10-Q for the Quarter ended July 31, 1997.

(10) - Filed with Form 10-K for the Fiscal Year ended October 31, 1997.

(11) - Filed with Form 10-Q for the Quarter ended January 31, 1998.

(12) - Filed with Form 10-Q for the Quarter ended April 30, 1999.

(13) - Filed herewith.

NATIONAL WIRELESS HOLDINGS INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



                                                                                                    Page

Report of Independent Accountants..............................................................     F2

Consolidated Balance Sheets as of October 31, 1999 and 1998....................................     F3

Consolidated Statements of Operations for the years ended October 31, 1999,
   1998 and 1997...............................................................................     F4

Consolidated Statements of Comprehensive Income (loss) for the years ended October 31, 1999,
   1998 and 1997...............................................................................     F5

Consolidated Statements of Stockholders' Equity for the years ended October 31,
   1999, 1998 and 1997.........................................................................     F6

Consolidated Statements of Cash Flows for the years ended October 31, 1999,
   1998 and 1997...............................................................................     F7

Notes to Consolidated Financial Statements.....................................................     F8


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of National Wireless Holdings Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows present fairly, in all material respects, the financial position of National Wireless Holdings Inc. and its subsidiaries at October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

December 10, 1999

NATIONAL WIRELESS HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                                          1999             1998

    ASSETS

    Current assets:
      Cash and cash equivalents                                                         $24,754,663      $27,359,353
      Marketable securities                                                              30,988,890       32,541,020
      Trade and other receivables                                                         1,921,497          751,413
      Refundable income taxes                                                               556,870                -
      Prepaid expenses and other current assets                                             114,841          136,085
                                                                                      --------------  ---------------
               TOTAL CURRENT ASSETS                                                      58,336,761       60,787,871

    Wireless frequency license and acquisition costs, net of accumulated
      amortization of $182,507 and $144,336, respectively                                   199,204          237,375
    Transmission and related equipment, net of accumulated depreciation
      of $754,544 and $526,385, respectively                                                802,107          932,169
    Leasehold improvements, office equipment and service vehicles, net of
      accumulated depreciation of $970,099 and $607,921, respectively                     1,022,693          789,033
    Intangible assets, net of accumulated amortization of $1,004,755 and
      $686,920, respectively                                                              3,662,709        3,594,215
    Investments and other assets                                                            202,745          287,687
                                                                                      --------------  ---------------
               TOTAL ASSETS                                                             $64,226,219      $66,628,350
                                                                                      --------------  ---------------

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
      Accounts payable and accrued expenses                                             $ 4,725,898      $ 4,819,901
      Current maturities of long-term debt                                                   79,472           88,449
      Current income taxes                                                                        -        3,900,000
      Deferred income taxes                                                              11,750,000       10,930,000
                                                                                      --------------  ---------------
               TOTAL CURRENT LIABILITIES                                                 16,555,370       19,738,350

    Note payable to related party                                                           140,000          200,000
    Long-term debt                                                                          202,646          334,967
                                                                                      --------------  ---------------
               TOTAL LIABILITIES                                                         16,898,016       20,273,317
                                                                                      --------------  ---------------

    Commitments

    Stockholders' equity:
      Preferred stock, $.01 par value;  1,000,000 shares authorized;
        no shares issued or outstanding                                                           -                -
      Common stock, $.01 par value;  20,000,000 shares authorized; 3,333,000
        and 3,283,000 shares issued and outstanding, respectively                            33,330           32,830
      Additional paid-in capital                                                         23,071,872       22,647,372
      Retained earnings                                                                  14,739,562       16,115,825
      Accumulated other comprehensive income                                              9,483,439        7,559,006
                                                                                      --------------  ---------------
               TOTAL STOCKHOLDERS' EQUITY                                                47,328,203       46,355,033
                                                                                      --------------  ---------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $64,226,219      $66,628,350
                                                                                      --------------  ---------------



          See accompanying notes to consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


                                                                      1999               1998              1997
    Revenue:
     Service revenue                                                $  5,325,505       $  4,492,991      $  3,308,080
     Interest income                                                   1,079,128          1,829,378           870,810
     Dividend income                                                     587,623            479,263           538,791
                                                                 ----------------  -----------------  ----------------

       TOTAL REVENUE                                                   6,992,256          6,801,632         4,717,681
                                                                 ----------------  -----------------  ----------------

    Expenses:
     Cost of services                                                  2,918,976          2,606,475         1,626,661
     Wireless market and technology development                                -            858,000           555,422
     Professional fees                                                   725,708            735,491           473,430
     General and administrative                                        3,783,442          2,664,329         2,459,347
     Depreciation and amortization                                     1,087,386            777,823           832,413
     Interest                                                             69,556             57,707           107,760
                                                                 ----------------  -----------------  ----------------

       TOTAL EXPENSES                                                  8,585,068          7,699,825         6,055,033
                                                                 ----------------  -----------------  ----------------

    Loss from operations                                              (1,592,812)          (898,193)       (1,337,352)
    Loss on securities transactions, net                              (1,283,451)        (4,116,031)         -
    Gain on sale of SFTV                                                                  -                44,196,516
                                                                 ----------------  -----------------  ----------------
       INCOME (LOSS) BEFORE PROVISION FOR
        INCOME TAXES                                                  (2,876,263)        (5,014,224)       42,859,164

    Provision (benefit)  for income taxes                             (1,500,000)        (1,700,000)       16,900,000
                                                                 ----------------  -----------------  ----------------

       NET INCOME (LOSS)                                            $ (1,376,263)     $  (3,314,224)     $ 25,959,164
                                                                 ----------------  -----------------  ----------------

    Net income (loss) per common share:
      Basic                                                           $     (.42)       $     (1.01)       $     7.96
                                                                 ----------------  -----------------  ----------------

      Diluted                                                         $     (.42)       $     (1.01)       $     7.92
                                                                 ----------------  -----------------  ----------------

    Weighted average number of common:
     shares outstanding:

      Basic                                                            3,293,274          3,283,000         3,259,923
                                                                 ----------------  -----------------  ----------------

      Diluted                                                          3,293,274          3,283,000         3,277,837
                                                                 ----------------  -----------------  ----------------



          See accompanying notes to consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


                                                                      1999               1998              1997
    Net income (loss)                                               $ (1,376,263)  $       (3,314,224)$    25,959,164

    Other comprehensive income:
      Net holding gain on marketable securities
        arising during the period, net of income taxes
           of  $1,010,230, $2,952,130 and $0, respectively             1,135,111          4,027,212           959,275
      Reclassification adjustment for (gains)
        losses recognized in net income (loss),  net of income
        taxes of $494,129,  $1,543,512 and $0,
        respectively                                                     789,322          2,572,519                 -
                                                                 ----------------  -----------------  ----------------

                                                                       1,924,433          6,599,731           959,275
                                                                 ----------------  -----------------  ----------------

    COMPREHENSIVE INCOME                                             $   548,170       $  3,285,507      $ 26,918,439
                                                                 ----------------  -----------------  ----------------



          See accompanying notes to consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


                                                                           RETAINED         ACCUMULATED
                                                         ADDITIONAL        EARNINGS           OTHER
                                            COMMON        PAID-IN        (ACCUMULATED             COMPREHENSIVE
                                            STOCK         CAPITAL          DEFICIT)          INCOME           TOTAL

    Balance, October 31, 1996               $ 32,530     $22,421,173       $ (2,261,215)                   $ 20,192,488

    Options exercised to acquire 30,000
     shares of common stock                      300         226,199                  -                         226,499

    Dividends Paid                                 -               -         (4,267,900)                     (4,267,900)

    Net income                                     -               -         25,959,164                      25,959,164

    Unrealized gain on marketable
     securities, net                               -               -                  -      $  959,275      $  959,275
                                          -----------   -------------  -----------------  --------------   -------------

       BALANCE, OCTOBER 31, 1997              32,830      22,647,372         19,430,049         959,275      43,069,526

    Net loss                                       -               -         (3,314,224)              -      (3,314,224)

    Unrealized gain on marketable
    securities, net                                -               -                  -       6,599,731       6,599,731
                                          -----------   -------------  -----------------  --------------   -------------

       BALANCE, OCTOBER 31, 1998              32,830      22,647,372         16,115,825       7,559,006      46,355,033

    Net loss                                       -               -         (1,376,263)              -      (1,376,263)

    Options exercised to acquire 50,000
     shares of common stock                      500         424,500                  -               -         425,000

    Unrealized gain on marketable
     securities, net                               -               -                  -       1,924,433       1,924,433
                                          -----------   -------------  -----------------  --------------   -------------

       BALANCE, OCTOBER 31, 1999            $ 33,330     $23,071,872       $ 14,739,562     $ 9,483,439    $ 47,328,203
                                          -----------   -------------  -----------------  --------------   -------------



          See accompanying notes to consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


                                                                            1999             1998             1997
    Cash flows from operating activities:
     Net income (loss)                                                  $  (1,376,263)   $  (3,314,224)   $  25,959,164
     Adjustments to reconcile net  income (loss) to net
        cash used in operating activities:
           Depreciation and amortization                                    1,087,386          777,823          832,413
           Accretion of interest income                                             -                -         (306,100)
           Gain on sale of SFTV                                                     -                -      (44,196,516)
           Loss on securities transactions, net                             1,283,451        4,116,031                -
           Deferred income taxes                                           (1,401,707)     (10,470,000)      16,900,000
           Bad debt expense                                                    98,753                -
     Change in assets and liabilities:
      Receivables                                                          (1,268,837)         142,085         (574,656)
      PrepRefundableeincomeotaxescurrent assets                              (556,870)               -
      Prepaid expenses and other current assets                                21,243          (83,638)           4,749
      Investments and other assets                                            (43,932)         (43,802)         187,635
      Accounts payable and accrued expenses                                   (28,153)        (441,352)         (43,846)
      Current income taxes payable                                         (3,900,000)       3,900,000                -
      Other                                                                         -        1,183,068                -
                                                                        --------------   --------------  ---------------
                                                                        --------------   --------------  ---------------
        NET CASH USED IN OPERATING ACTIVITIES                              (6,084,929)      (4,234,009)      (1,237,157)
                                                                        --------------   --------------  ---------------
    Cash flows from investing activities:
     Wireless frequency license and acquisition costs                               -                -         (170,190)
     Acquisition of transmission and related equipment                       (106,395)        (276,026)         (40,900)
     Acquisition of  leasehold improvements,
        office equipment and service vehicles                                (587,540)        (182,478)        (183,261)
     Purchases of U.S. treasury securities                                          -                -      (15,693,040)
     Proceeds from redemption of U.S. treasury securities                           -                -       15,999,140
     Acquisition of marketable securities                                 (14,574,540)     (33,463,975)               -
     Proceeds from sale of marketable securities                           18,978,461       31,439,714                -
     Proceeds of marketable securities - short sale                                 -       12,132,048       15,919,961
     Investments                                                                    -          (94,702)        (277,173)
     Acquisition of common stock of EDSS                                     (513,450)               -       (2,293,700)
     Repayments from (advance to) related party                                     -        1,100,000       (1,105,093)
                                                                        --------------   --------------  ---------------
                                                                        --------------   --------------  ---------------
        NET CASH PROVIDED BY INVESTING ACTIVITIES                           3,196,536       10,654,581       12,155,744
                                                                        --------------   --------------  ---------------
    Cash flows from financing activities:
     Dividends paid                                                                                  -       (4,267,900)
     Exercise of stock options                                                425,000                -          226,499
     Proceeds of long term debt                                                     -                           100,000
     Principal payments of long-term debt                                    (141,297)        (317,575)        (509,595)
                                                                        --------------   --------------  ---------------
                                                                        --------------   --------------  ---------------
        NET CASH USED IN FINANCING ACTIVITIES                                 283,703         (317,575)      (4,450,996)
                                                                        --------------   --------------  ---------------
        NET INCREASE IN CASH AND CASH EQUIVALENTS                          (2,604,690)       6,102,997        6,467,591

    Cash and cash equivalents, beginning of year                           27,359,353       21,256,356       14,788,765
                                                                        --------------   --------------  ---------------
                                                                        --------------   --------------  ---------------
        CASH AND CASH EQUIVALENTS, END OF YEAR                          $  24,754,663    $  27,359,353    $  21,256,356
                                                                        --------------   --------------  ---------------

    Supplemental disclosure of cash flow information:
     Cash paid for interest                                               $    69,556      $    57,707     $    107,760
     Cash paid for taxes                                                    4,306,870        4,500,000
     Capital lease assets acquired and obligations incurred                    26,987          505,567

    Non-cash financing and investing activities:

     In 1997, the Company sold South Florida Television Inc. for $48,000,000 in BellSouth Common Stock.
     In 1998, the Company closed 400,000 shares of its short sale position by delivery of marketable securities


          See accompanying notes to consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.   COMPANY OPERATIONS AND BASIS OF PRESENTATION

     National Wireless Holdings Inc. ("NWH" or the "Company"), a Delaware corporation organized on August 31, 1993, is a communications company focussing primarily on acquisition and operation of telecommunications and other high tech businesses. The Company currently owns and operates Electronic Data Submission Systems, Inc. ("EDSS"), a business-to-business healthcare e-commerce data interchange company, providing links between healthcare providers and third party payors. In addition, the Company owns and operates a satellite programming uplink facility. In addition to these businesses, the Company continues its business of acquiring controlling interests in telecommunications, media and other high tech areas. The Company may acquire or invest in other businesses. In June 1997, the Company sold its wireless cable assets in Miami, Florida in exchange for common stock of BellSouth Corporation (see Note 3).

     The consolidated financial statements include the accounts of NWH and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH EQUIVALENTS
     The Company considers all highly liquid investments with maturities, when purchased, of three months or less to be cash equivalents. Cash equivalents consist primarily of investments in various money market funds.

     MARKETABLE SECURITIES
     The Company's marketable securities consist of an investment in BellSouth Corporation common stock. The Company's marketable equity securities have been classified as available for sale. Available for sale securities are carried at fair value, with unrealized gains and losses, net of tax effects, reported as a separate component of stockholders' equity, until realized.

     WIRELESS FREQUENCY LICENSE AND ACQUISITION COSTS
     Wireless frequency license and acquisition costs are capitalized and amortized on the straight-line method over the life of the related agreements, which range from 5 to 10 years.

     EQUIPMENT AND LEASEHOLD IMPROVEMENTS
     Equipment is recorded at cost and depreciation expense is provided under the straight-line method over the estimated useful lives of the related assets, which range from 5 to 10 years; leasehold improvements are amortized over the shorter of the life of the improvements or the related lease term.

     INTANGIBLE ASSETS
     Intangible assets consist primarily of goodwill. Goodwill represents the excess of the purchase price over the net assets of acquired companies and is being amortized on the straight-line method over 10 to 15 years.

NATIONAL WIRELESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     LONG-LIVED ASSETS
     Based upon events or changes in circumstances, the Company assesses any impairment in value of its long-lived assets, including intangible assets, by making a comparison of the current and projected operating cash flows of each of its assets over its remaining useful life, on an undiscounted basis, to the carrying amount of the related assets. Such carrying amounts would be adjusted, if necessary, to reflect any impairment in value.

     REVENUE RECOGNITION
     Service revenue is recognized as earned in the period the services are provided. Service revenue for EDSS (see Note 4) includes revenue associated with electronic transactions to and from physicians, hospital networks and health insurance carriers and installation revenue. Installation revenue is recognized over a twelve month period corresponding with the term of the service contract.

     INCOME TAXES
     The Company accounts for income taxes under the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities at enacted tax rates in effect in the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

     NET INCOME (LOSS) PER SHARE DATA
     Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. No potential common shares were included in the computation of diluted earnings per share when a net loss existed for the period, as potentially dilutive common shares would have an antidilutive effect on earnings per share

     Computations of net income (loss) per share are as follows:


                                                              Year Ended       Year Ended       Year Ended
                                                              October 31,      October 31,      October 31,
                                                                 1999             1998             1997
    Net income (loss)                                       $  (1,376,263)  $   (3,314,224)  $   25,959,164
                                                           --------------   --------------   --------------

    Weighted average common shares outstanding:
      Basic:
        Shares of Common Stock outstanding                      3,293,274        3,283,000        3,259,923
                                                           --------------   --------------   --------------

    Fully diluted:
      Shares of Common Stock outstanding                        3,293,274        3,283,000        3,259,923
      Dilutive effect of stock options                                                               17,914
                                                           --------------   --------------   --------------
                                                           --------------   --------------   --------------
                                                                3,293,274        3,283,000        3,277,837
                                                           --------------   --------------   --------------

    Income (loss) per share - basic                           $     (0.42)     $     (1.01)  $         7.96
    Income (loss) per share - diluted                         $     (0.42)     $     (1.01)  $         7.92


NATIONAL WIRELESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     ESTIMATES
     The presentation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     COMPREHENSIVE INCOME
     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective November 1, 1998. This statement established standards for reporting comprehensive income and its components in financial statements. Comprehensive income includes all changes, net of tax, in shareholders' equity that result from recognized transactions and other economic events of the period other than transactions of shareholders in their capacities as shareholders.

     SEGMENT INFORMATION
     Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." This statement replaced the industry segment approach with the management approach for determining reportable segments. The management approach is that basis on which management of the Company makes operating decisions and assesses performance.

     RECENTLY ISSUED PRONOUNCEMENTS
     In June 1998, the FASB issued SFAS No.133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, effective for all fiscal quarters of fiscal years beginning after June 15, 2000, establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. The effect of the future adoption of this pronouncement is not presently determinable.

3.   SALE OF SFTV

     On February 26, 1997, the Company and its wholly-owned subsidiary, South Florida Television, Inc. ("SFTV") entered into an Agreement and Plan of Reorganization, as amended, (the "Merger Agreement") which became effective on June 27, 1997 with BellSouth Corporation ("BellSouth") and its wholly-owned subsidiary, Bell South South Florida Merger Subsidiary, Inc. ("BellSouth Sub"), pursuant to which BellSouth Sub merged into SFTV. SFTV became a wholly-owned subsidiary of BellSouth and the Company received an aggregate of $48,000,000 in BellSouth common stock (the "Merger") which resulted in a pre-tax gain of approximately $44,200,000. The Merger has been treated as a tax-free reorganization. The BellSouth common stock is reflected as available for sale marketable securities in the accompanying consolidated balance sheets.

NATIONAL WIRELESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.   EDSS

     In August 1996, the Company completed a partial exercise of its option to acquire a 50% interest in Electronic Data Submission Systems, Inc. ("EDSS") by purchasing 11% of EDSS voting common stock for $343,800 in cash.

     On December 13, 1996, the Company exercised a warrant and an option to purchase additional shares of the common stock of EDSS, which when combined with its existing share ownership represented 50% of the outstanding common stock and, pursuant to the EDSS Shareholders Agreement, dated as of July 25, 1996, control of EDSS. On September 10, 1997, the Company purchased an additional 5% of the common stock of EDSS from the principal stockholder of EDSS for $750,000. The aggregate purchase price for the EDSS shares was $1,887,500, of which an aggregate of $887,500 was paid to EDSS and $1,000,000 was paid to the principal stockholder of EDSS. On September 10, 1997, the Company purchased an additional 5% of the common stock of EDSS from the principal stockholder of EDSS for $750,000. The acquisition has been accounted for under the purchase method of accounting and the results of operations from the date of purchase have been reflected in the consolidated statement of operations. The purchase price has been allocated principally to intangible assets (goodwill) and is being amortized over 15 years.

     On July 31, 1998, the Company completed the purchase for $1,200,000 of shares of Series A Preferred stock of EDSS, which when combined with its existing share ownership represents 58% of the outstanding common stock and, with additional voting rights, 82% control of EDSS. The Company paid for such securities with $1,000,000 in cash and $200,000 reduction in the principal amount of a note outstanding pursuant to a loan agreement between EDSS and the Company, dated June 19, 1995. After such transaction, the Company had outstanding loans to EDSS of $788,000. The principal stockholder of EDSS also agreed to convert $200,000 of indebtedness owed to him by EDSS into Series B Convertible Preferred Stock of EDSS.

     During fiscal 1999, the Company agreed to amend its loan agreement with EDSS, a majority-owned subsidiary, to increase the limit to $1,800,000 and advanced an additional $1,000,000 under the loan agreement. The Company has outstanding loans to EDSS of $1,788,000 as of October 31, 1999.

     On July 15, 1999, the Company purchased for $513,450 from the principal stockholder an additional 6.4% of the fully diluted common stock of EDSS, which when considered with its existing ownership represents approximately 64% of the fully diluted common stock of EDSS, constituting approximately 84% of the voting interest.

     EDSS developed a comprehensive software system, referred to as HECET Systems-TM- in 1993, which is DOS-based, and released a new Windows version, WinHECET Systems-TM- in 1998, that enables physicians, clinics, managed care organizations, HMO's, PPOs, major insurance companies including Blue Cross/Blue Shield, Medicare, Medicaid, and commercial payors to communicate electronically the information needed to process and pay insurance claims, check patient eligibility, make claim status inquiries, and provide comprehensive reporting on those claims. HECET Systems-TM- and WinHECET Systems-TM- enables health care professionals throughout the country to reduce the need for paper claims processing while enhancing the payment process.

NATIONAL WIRELESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     EDSS has incurred operating losses of $3,673,769 on a cumulative basis through September 30, 1999. Based upon existing contracts with physicians and providers and current expense levels, management of EDSS believes that it will achieve positive cash flow from operations for fiscal 2000 without the need to obtain additional financing. The Company, however, may seek to obtain additional financing to accelerate its strategic business plan.

5.   LEASE COMMITMENTS

     The Company leases administrative facilities and office equipment under operating leases that expire between 2000 and 2003. Certain of the leases contain escalation clauses providing for increased rentals based on operating expenses or the consumer price index. Rent expense, net of rental income, under operating leases was approximately $395,000, $247,000 and $243,000 for the years ended October 31, 1999, 1998 and 1997, respectively.

     Future annual minimum rental payments as of October 31, 1999 under noncancellable operating leases for the next five years are as follows:


             2000                $   319,000
             2001                    315,000
             2002                    246,000
             2003                    150,000
                              ---------------
                                  $1,030,000
                              ---------------



6.   CONSULTING AND EMPLOYMENT AGREEMENTS

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

     During the years ended October 31, 1999, 1998 and 1997, salaries and consulting fees of approximately $780,000, $768,000, and $1,087,000, respectively, were incurred under these contracts.

     During fiscal 1997, EDSS entered into an employment agreement with the president of EDSS for a period of five years with an initial annual base salary of $180,000 for years one and two and increasing to $220,000 in years three through five.

NATIONAL WIRELESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.       LONG-TERM DEBT


                                                                          1999            1998
Long-term debt comprises:

    Obligations under capital leases (with interest rates
      ranging from 11.8% to
      16.02% and expiring through
      2003)                                                               $ 282,118       $ 423,416

      Less, current maturities                                               79,472          88,449
                                                                     ---------------  --------------

                                                                          $ 202,646       $ 334,967
                                                                     ---------------  --------------


8.   INCOME TAXES

     The provision (benefit) for income taxes comprises:


                                                              1999               1998              1997
    Federal:
      Current                                                 $  (80,293)       $7,981,000    $             -
      Deferred                                                  (835,520)       (9,528,000)        15,000,700
    State and Local:
      Current                                                    (18,000)          789,000                  -
      Deferred                                                  (175,000)         (942,000)         1,899,300
    Reversal of prior year income taxes                         (391,187)                -                  -
                                                         ----------------   ---------------   ----------------
                                                            $ (1,500,000)      $(1,700,000)      $ 16,900,000
                                                         ----------------   ---------------   ----------------
                                                         ----------------   ---------------   ----------------


     As of October 31, 1999 and 1998, the deferred income tax liability relates to marketable securities received from the sale of SFTV comprising the gain not yet recognized for income tax purposes and the unrealized gain on such securities since the sale. During 1997, NOL's which had been offset by a 100% valuation allowance in prior years were either utilized to reduce taxable income or were transferred to BellSouth as part of the sale of SFTV.

     During fiscal 1999, the Company completed a tax examination by the Internal Revenue Service for fiscal years 1995 through 1997. Such examination resulted in no material adjustments and the Company reversed tax liabilities in 1999 of approximately $392,000 recorded in prior years for possible adjustments from such examination.

     The difference between the actual provision (benefit) for income taxes and the provision (benefit) for income taxes computed by applying the statutory federal rate to income (loss) before provision for income taxes is principally attributable to state and local taxes, net of federal income tax benefit, and the reversal in 1999 of prior year taxes relating to possible IRS tax adjustments.

NATIONAL WIRELESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.   CAPITAL STOCK

     The Company is authorized to issue 1,000,000 shares of Serial Preferred Stock, par value $.01 per share with dividend and liquidation preferences over the common stock.

10.  STOCK OPTION PLAN

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

     Information with respect to shares under option is summarized below:


                                                                               EXERCISE
                                                                                 PRICE
                                               ISO'S           NQSO'S          PER SHARE
    Balance, October 31, 1996                   11,750           68,250       $6.50-$8.50
      Granted                                   11,730           88,270       $17.05
      Exercised                                      -          (30,000)      $6.50-$8.50
                                         --------------   --------------

    Balance, October, 31, 1997                  23,480          126,520      $8.50-$17.05
        Granted                                      -                -
        Exercised                                    -                -
                                         --------------   --------------

    Balance, October 31, 1998                   23,480          126,520      $8.50-$17.05
      Granted                                        -                -
      Exercised                                (11,750)         (38,250)       $8.50
                                         --------------   --------------

    Balance, October 31, 1999                   11,730           88,270      $8.50-$17.05
                                         --------------   --------------

    Exercisable, October 31, 1999               11,730           88,270       $17.05
                                         --------------   --------------


NATIONAL WIRELESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     No options were forfeited or expired during any period presented. The remaining weighted average contractual life of options outstanding at October 31, 1999 was 2.17 years.

     The Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized with regard to options granted under the Plan in the accompanying financial statements. If stock-based compensation costs had been recognized based on the estimated fair values at the dates of grant for options awarded during 1997, net loss and net loss per common share for 1999 would have been increased by approximately $15,000 or $.01 per share (basic and diluted), 1998 net loss and net loss per common shares would have been increased by $156,000 or $.05 per share (basic and diluted) and 1997 net income and net income per common share would have been reduced by $125,000 or $.04 per share (basic and diluted).

     These pro forma adjustments to net income and net income per common share assume fair values of each option grant estimated using the Black-Scholes option pricing formula. The more significant assumptions underlying the determination of such fair value for options granted during 1997 include:
     (i) weighted average risk-free interest rates of 5.92%; (ii) weighted average expected option life of 5 years; (iii) an expected volatility of 41%, and (iv) an expected dividend yield of 0%. The per share weighted average fair value at the dates of grant for options awarded during 1997 was $4.67 and there were no options granted for the years ended October 31, 1998 and 1999.

11.  RELATED-PARTY TRANSACTIONS

     On July 9, 1997 the Company loaned $1,100,000 to an officer of the Company under a note receivable which bore interest at 8% and was paid on June 26, 1998.

     The note payable to related party of $140,000 as of October 31, 1999 represents a loan from EDSS to the president of EDSS. The note bears interest at 8% and is due on demand after the full payment of an intercompany loan of $1,788,000 due from EDSS to the Company.

     In fiscal 1999, 1998 and 1997, the Company purchased new service vehicles from an automobile dealership which is owned by the Chairman of the Company for approximately $24,300, $4,500 and $29,000, respectively.

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

12.  OPERATING SEGMENTS

     The Company currently operates in two operating segments: the holding company, including certain investments which are not currently material; and, its investment in EDSS (see Note 4). All operations are currently conducted in the United States.

NATIONAL WIRELESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Information with respect to the segments is as follows:

                                                     NWH AND
                                                      OTHER           EDSS        ELIMINATIONS       TOTAL
      YEAR-ENDED OCTOBER 31, 1999:
      Revenues
        Service                                     $   639,557     $ 4,685,948                    $ 5,325,505
        Interest and dividends                        1,752,829          13,922     $  (100,000)     1,666,751
      Expenses

        Interest                                              -        (169,556)        100,000        (69,556)
        Depreciation and amortization                  (537,510)       (549,876)                    (1,087,386)
        Other                                        (2,535,376)     (4,892,750)                    (7,428,126)
                                                  --------------  -------------- --------------- --------------

      Loss from operations                          $  (680,500)    $  (912,312)    $         -    $(1,592,812)
                                                  --------------  -------------- --------------- --------------

      Total assets                                  $60,671,642     $ 5,342,577     $(1,788,000)   $64,226,219
                                                  --------------  -------------- --------------- --------------

      Capital expenditures for leasehold
        improvements, office equipment,
        service vehicles and
        transmission equipment                      $   172,185     $   548,737     $         -    $   720,922
                                                  --------------  -------------- --------------- --------------

      YEAR-ENDED OCTOBER 31, 1998:
      Revenues
        Service                                     $ 1,218,747     $ 3,274,244                    $ 4,492,991
        Interest and dividends                        2,383,641               -     $   (75,000)     2,308,641
      Expenses
        Interest                                         (6,823)       (125,884)         75,000        (57,707)
        Depreciation and amortization                  (394,830)       (382,993)                      (777,823)
        Other                                        (3,280,416)     (3,583,879)                    (6,864,295)
                                                  --------------  -------------- --------------- --------------

      Loss from operations                          $   (79,681)    $  (818,512)    $         -    $  (898,193)
                                                  --------------  -------------- --------------- --------------

      Total assets                                  $62,920,622     $ 4,495,728     $  (788,000)   $66,628,350
                                                  --------------  -------------- --------------- --------------
      Capital expenditures for leasehold
        improvements, office equipment,
        service vehicles and transmission
        equipment                                   $   301,848     $   662,223     $         -    $   964,071
                                                  --------------  -------------- --------------- --------------

      YEAR-ENDED OCTOBER 31, 1997:
      Revenues
        Service                                     $ 1,197,901     $ 2,110,179                    $ 3,308,080
        Interest and dividends                        1,517,002           7,599     $  (115,000)     1,409,601
      Expenses
        Interest                                        (63,417)       (159,343)        115,000       (107,760)
        Depreciation and amortization                  (531,681)       (300,732)                      (832,413)
        Other                                        (3,164,635)     (1,950,225)                    (5,114,860)
                                                  --------------  -------------- --------------- --------------

      Loss from operations                          $(1,044,830)    $  (292,522)    $         -    $(1,337,352)
                                                  --------------  -------------- --------------- --------------

      Capital expenditures for leasehold
        improvements, office equipment,
        and service vehicles and transmission
        equipment                                   $    94,920     $   129,241     $         -    $   224,161
                                                  --------------  -------------- --------------- --------------


NATIONAL WIRELESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each category of financial instruments:

     CASH AND CASH EQUIVALENTS:
     Cash equivalents comprise money market funds whose carrying amounts approximate fair value due to the short-term maturity of the instruments.

     LONG-TERM DEBT AND NOTE PAYABLE:
     Long-term debt relates principally to equipment lease obligations, service vehicle loans payable and a note payable to a related party. Interest rates on the debt approximate the rates available at October 31, 1999 and the Company believes that their carrying value of debt at October 31, 1999 approximates fair value.

     MARKETABLE SECURITIES
     Marketable securities are reflected at fair value in the accompanying consolidated balance sheet at October 31, 1999.

NATIONAL WIRELESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly information for 1999, 1998 and 1997 is set forth in the table below:


                                                            Quarter Ended
                          ---------------------  -----------------   ----------------  ---------------------
                               January 31            April 30            July 31            October 31
                          ---------------------  -----------------   ----------------  ---------------------
1999:
    Revenue                  $       1,551,503     $    1,493,203      $   1,861,922      $       2,085,628
    Net (loss) income               (1,920,333)          (218,702)           336,425                426,347
    Net (loss) income  per
      common share:
        Basic                             (.58)              (.07)               .10                    .13
        Diluted                           (.58)              (.07)               .10                    .13

1998:
    Revenue                          1,624,000          1,722,196          1,730,503              1,724,933
    Net (loss) income                  212,614            248,620            228,207             (4,003,665)
    Net (loss) income per
      common share:
        Basic                             0.06               0.08               0.07                  (1.22)
        Diluted                           0.06               0.08               0.07                  (1.22)

1997:
    Revenue                            701,760            996,263          1,429,088              1,590,570
    Net (loss) income                 (540,558)          (328,522)        27,085,670               (257,426)
    Net (loss) income
      per common share:
        Basic                            (0.17)             (0.10)              8.33                  (0.08)
        Diluted                          (0.17)             (0.10)              8.23                  (0.08)


     The sum of the quarterly net income (loss) per common share amounts do not necessarily equal the full year amount primarily because the computations of the denominator for basic and diluted earnings per share for each quarter and the full year are made independently.

     The loss for the quarter ended October 31, 1998 is principally attributable to the loss on securities transactions during that quarter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         NATIONAL WIRELESS HOLDINGS INC.
                         -------------------------------
                                  (Registrant)

Date: January 28, 2000             By: /s/ Terrence S. Cassidy
                                   ---------------------------
                                   Terrence S. Cassidy, Principal Executive
                                   Officer, Principal Financial Officer and
                                   Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                  Title             Date

/s/ Terrence S. Cassidy
-----------------------
Terrence S. Cassidy                        Director          January 28, 2000

/s/ Thomas R. DiBenedetto
-------------------------
Thomas R. DiBenedetto                      Director          January 28, 2000

/s/ Louis B. Lloyd
------------------
Louis B. Lloyd                             Director          January 28, 2000

/s/ Michael A. McManus, Jr.
---------------------------
Michael A. McManus, Jr.                    Director          January 28, 2000


/s/ Michael J. Specchio
-----------------------
Michael J. Specchio                        Director          January 28, 2000