Form 10-K405/A
period 1999-10-31
NATIONAL WIRELESS HOLDINGS INC
filed 2000-02-29
CIK 915016

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 1999
                         Commission file number 0-23598

                         NATIONAL WIRELESS HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                          13-3735316
         --------                                          ----------
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

Yes /X/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $67,600,000 as of February 23, 2000, based upon the last sales price per share of the Registrant's Common Stock, as reported on the Nasdaq Small Cap Market on such date. As of February 23, 2000, 3,333,000 shares of Common Stock, $.01 par value, of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None. National Wireless Holdings, Inc. hereby amends its Annual Report on Form 10-K for the year ended October 31, 1999, filed with the Commission on January 31, 2000, by adding the information required by Part III (Items 10, 11, 12, 13 and 14).

PART III
--------

Part III is inserted as follows:

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Terrence S. Cassidy, 57, has been President, Chief Executive Officer and a director of the Company since its incorporation in August 1993. He has been an independent financial consultant since 1988. Prior to 1988, he served as a Vice President and principal of Allen & Company Incorporated, an investment banking firm, for 15 years with a concentration in communications. Prior to 1973, he served as co-director of research at Shields & Company, a brokerage firm. Mr. Cassidy was a director of Preferred Entertainment, Inc. ("Preferred Entertainment"), an operator of a wireless cable system in Chicago, from August 1993 to January 1995. Mr. Cassidy is a director of Absolute Bank, a Republic of Georgia bank.

Thomas R. DiBenedetto, 50, has been a director of the Company since October 1993. Since 1992, he has been President of Junction Investors, Ltd., an investment banking firm based in Boston, Massachusetts. From 1989 until April 1993, he was Chairman of Sioux Falls Cellular Communications, Inc. and, from 1989 to February 1993, Chairman of Oklahoma Cellular, Inc., both cellular telephone companies. From 1982 to 1992, he was President of Boston International Group Securities Corporation, a broker-dealer. He has been, since 1985, a director of Alexanders, Inc., a retailing and real estate company which emerged from bankruptcy in 1994 pursuant to a plan of reorganization which provides for full payment to all creditors. He is also a director of Showscan Corporation, a multi-media entertainment company, and Absolute Bank, a Republic of Georgia bank.

Louis B. Lloyd, 57, has been a director of the Company since October 1993. Since December 1994 he has been Chairman of Absolute Bank, a Republic of Georgia bank. Since April 1996, he has been President of Belfinance Securities, Inc., a broker-dealer. He was President and Chief Executive Officer of Republic New York Securities Corporation, a brokerage firm subsidiary of Republic New York Corporation, from 1991 to 1994. For more than five years prior to joining Republic, Mr. Lloyd was a Senior Executive Vice President of Shearson Lehman Brothers in its Worldwide Institutional Equity Trading and Sales Departments. Since 1992 he has been Co-Chairman of Antigua Enterprises, an apparel company.

Michael A. McManus, Jr., 56, has been a director of the Company since October 1994. He has been President and CEO of Misonix Inc., a medical device company, since November, 1998. He was President and Chief Executive Officer of New York Bancorp Inc. ("NYBI") from 1991 to 1998, a director of NYBI from 1990 to 1998 and a director and Vice Chairman of Home Federal Savings Bank, NYBI's subsidiary, from 1991 to 1998. He is also a director of Document Imaging System Corp., Haven Bancorp., and Novavax Inc. He has served in numerous government capacities, including Assistant to the President of the United States from 1982 to 1985 and as Special Assistant to the Secretary of Commerce during the Ford Administration.

Michael J. Specchio, 53, has been Chairman and a director of the Company since September 1993. He has over 20 years of senior executive experience in the hardwire cable, private cable and wireless cable industries. He was active in the founding of the Wireless Cable Association and currently serves as a member of its Board of Directors. Prior to 1995, for more than five years, Mr. Specchio served as Chief Executive Officer of various of the predecessors of Preferred Entertainment (now a subsidiary of Sprint Corp.), all engaged in the development of private wireless cable businesses. From 1992 until May 1994, Mr. Specchio was Chairman of Preferred Entertainment and, from August 1993 to January 1995, a director of Preferred Entertainment.

Timothy A. Mathews, 37, has served as the Company's Executive Vice President - Technology since September 1995. For more than seven years prior to that time, he served in a variety of managerial capacities for other pay television companies, including in construction, technical, supervisory, contractor, marketing and installation capacities. From August 1993 to August 1994, he was Vice President of Operations of Preferred Entertainment.

Paul J. Sinderbrand, 46, has been Executive Vice President and General Counsel of the Company since September 1993. He is a partner of Wilkinson, Barker, Knauer & Quinn, a Washington, D.C. law firm, where he concentrates on communications law and represents a variety of wireless communications providers. Prior to 1995, Mr. Sinderbrand was a partner at Sinderbrand & Alexander, a Washington, D.C. law firm. During his 20 years as a practicing attorney he has participated in major regulatory proceedings involving wireless cable television and drafted many regulations which now govern the industry, including the proposal pursuant to which the FCC established wireless cable television.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth information as to compensation paid by the Company and its subsidiaries for the fiscal years ended October 31, 1997, 1998 and 1999 to each of the directors and executive officers of the
Company:


SUMMARY COMPENSATION TABLE

(a)                               (b)       (c)              (d)            (e)                    (f)
Name and Principal Position       Year      Salary($)        Bonus($)       Long Term              All Other
                                  ----      ------           -----          Compensation           Compensation
                                                                            Awards                 ------------
                                                                            ------                 ($)

                                                                            Securities
                                                                            Underlying
                                                                            Options(#)
                                                                            -------
Terrence S.  Cassidy,
President and Chief
Executive Officer                 1999      220,000          ---            ---                    ---
                                  1998      220,000          ---            ---                    ---
                                  1997      220,000          200,000        50,000                 ---
Michael J. Specchio,
Chairman                          1999      180,000          ---            ---                    ---
                                  1998      180,000          ---            ---                    ---
                                  1997      180,000          200,000        50,000                 ---
Paul J. Sinderbrand Executive
Vice President and General
Counsel                           1999      (1)              ---            ---                    ---
                                  1998      (1)              ---            ---                    ---
                                  1997      (1)              ---            ---                    ---
Timothy Mathews,
Executive Vice
President - Technology            1999      120,000          ---            ---                    ---
                                  1998      120,000          ---            ---                    ---
                                  1997      120,000          ---            ---                    ---


(1) The Company paid Wilkinson, Barker, Knauer & Quinn, of which Mr. Sinderbrand is a partner, approximately $18,025 for services rendered to the Company in fiscal 1998 and approximately $4,785 for services rendered to the Company in fiscal 1999.

Options Grants and Exercises

       No options were granted in fiscal 1999. On August 18, 1999, Timothy Mathews exercised options to purchase 50,000 shares of the Company's Common Stock, at an exercise price of $8.50 per share.

Director Compensation

         Each director who is not a full-time employee of the Company or one of its subsidiaries receives $5,000 per year for services rendered as a director, $500 for each board meeting attended and $500 for each committee meeting attended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table lists the number of shares of Common Stock beneficially owned by those known by the Company to own beneficially 5% or more of the Common Stock, all the directors, each executive officer listed in the table under the caption "Executive Compensation" and all directors and executive officers of the Company as a group. On February 23, 2000, there were 3,333,000 shares of Common Stock outstanding.


                                                                  Amount and Nature of
Name and Address                                                  Beneficial Ownership+          Percent of Class
-------------------------------------------------                 --------------------           ---------

Terrence S. Cassidy                                               509,000(1)                     15.0%
249 Royal Palm Way, Suite 301
Palm Beach, Florida 33480

Thomas R. DiBenedetto                                             10,000                         *
249 Royal Palm Way, Suite 301
Palm Beach, Florida 33480

Louis B. Lloyd                                                    10,000                         *
156 W. 56th Street
New York, New York 10019

Michael A. McManus, Jr.                                           13,000                         *
100 White Plains Road
Bronxville, New York 10708

Michael J. Specchio                                               283,000(2)                     8.4%
233 Garrard Drive
Rantoul, Illinois 61866

Timothy Mathews                                                   50,140                         1.5%
233 North Garrard
Rantoul, Illinois 61866

Paul Sinderbrand                                                  50,966                         1.5%
2300 N Street NW, Suite 700
Washington, DC 20037-1128

All officers and directors as a group (seven persons)             926,106(1)(2)                  27.0%

Astoria Capital Partners, L.P.                                    404,700(3)                     12.1%



6600 SW 92nd Avenue, Suite 370
Portland, Oregon 97223

Avenir Corporation                                                277,450(4)                     8.3%
1725 K Street, NW Suite 410
Washington, D.C. 20006

Nicholas Applegate Capital Management                             168,100(5)                     5.0%
600 West Broadway, 29th Floor
San Diego, California 92101

Laurence S. Zimmerman                                             201,250 (6)                    6.0%
156 West 56th Street, Suite 2001
New York, New York  10019


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

* Less than 1%.

(1) Includes 50,000 shares currently issuable upon exercise of an option, and 50,000 shares owned by a family trust, of which Mr. Cassidy disclaims beneficial ownership of 25,000 shares.

(2) Includes 50,000 shares owned by a family trust and 10,000 shares held by a foundation for which Mr. Specchio serves as a director, as to all of which shares Mr. Specchio disclaims beneficial ownership. Also includes 50,000 shares currently issuable upon exercise of an option.

(3) Includes 404,700 shares which Astoria Capital Partners, L.P. ("ACP") has the sole power to vote or to direct the vote and sole dispositive power, as reported on its most recent Schedule 13G.

(4) Includes 277,450 shares which Avenir Corporation ("AC") has the sole power to vote or to direct the vote and sole dispositive power, as reported on its most recent Schedule 13G.

(5) Includes 168,100 shares which Nicholas Applegate Capital Management ("NACM") has sole power to vote or to direct the vote and sole dispositive power, as reported on its most recent Schedule 13G.

(6) Includes, in addition to 42,700 shares owned individually by Laurence S. Zimmerman, (a) 10,000 shares owned by LHC Communications LLC, of which Mr. Zimmerman is the sole member, (b) 147,550 shares owned by Kimlar Consulting Corp., of which Mr. Zimmerman and his spouse are the only stockholders, directors and officers, and (c) an aggregate of 1,000 shares owned by Mr. Zimmerman's two minor children.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Any current transactions between the Company, and its officers, directors and principal stockholders or any affiliates thereof are, and in the future such transactions will be, on terms no less favorable to the Company than could be obtained from unaffiliated third-parties.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         1.    Exhibit list.

         The following exhibits were previously filed as indicated or are filed herewith.

3.1(1)           Certificate of Incorporation and By-laws of Registrant.  See
                 Exhibit 4-3-Exhibit A.
3.1(a)(3)        Amendment to By-Laws, dated June 29, 1995.
3.1(a)(9)        Amendment to Certificate of Incorporation, dated June 10, 1997.
3.1(b)(9)        Amendment to By Laws, dated June 10, 1997.
3.1(c)(14)       Amendment to By-Laws, dated February 10, 2000
4(6)             Rights Agreement, dated as of December 12, 1996, between
                 National Wireless Holdings Inc. and Continental Stock Transfer
                 and Trust Company, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations designating the
                 relative rights, preferences and limitations of the Series A
                 Junior Preferred Stock, as Exhibit B the Form of Right
                 Certificate, and as Exhibit C the Summary of Rights to Purchase
                 Preferred Shares.
4.1(2)           Specimen of Common Stock Certificate.
4.2(1)           Form of Representative Warrant Agreement with form of
                 Representative's Warrant attached.
10.1(1)          Terrence S. Cassidy Employment Agreement, dated September 22,
                 1993.
10.3(1)          Withdrawn.
10.4(1)          Registrant's 1993 Stock Option Plan.
10.6             Withdrawn.
10.28            Withdrawn.
10.29            Withdrawn.
10.30            Withdrawn.
10.33            Withdrawn.
10.34            Withdrawn.

10.35(4)         Withdrawn.
10.36            Withdrawn.
10.37(a)(5)      Severance Benefit Agreement, dated December 12, 1996, with
                 Terrence S. Cassidy.
10.37(b)(5)      Severance Benefit Agreement, dated December 12, 1996, with
                 Michael J. Specchio.
10.38(6)         Press Release, dated February 27, 1997.
10.38(7)         Consulting Agreement, dated February 28, 1997, with Michael J.
                 Specchio, Inc.
10.39(8)         Consulting Agreement, dated April 1, 1997, between the
                 registrant and BellSouth Wireless Cable, Inc.
10.40(9)         Form of Director Indemnification Agreement.
10.41(a)         Withdrawn.
10.41(b)         Withdrawn.
10.42(9)         1997 Equity Incentive Plan.
10.43(9)         Restated Stockholders  Agreement,  dated September 10, 1997, between the Company,  Joseph D. Truscelli and Electronic Data
                 Submission Systems, Inc.
10.45(11)        Subscription Agreement, dated March 4, 1998, between the
                 Company, Joseph D. Truscelli, and Electronic Data Submissions
                 Systems, Inc.
10.47            Loan Documentation relating to the EDSS Credit Facility.
                 (a) Restated Loan Agreement12.
                 (b) Note12.
                 (c) Amendment No. 113.
                 (d) Bridge Note13.

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

(13) - Filed with Form 10-K for the Fiscal Year ended October 31, 1999.
(14) - Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WIRELESS HOLDINGS INC.
-------------------------------
(Registrant)

Date: February 25, 2000            /s/ Terrence S. Cassidy
                                   Terrence S. Cassidy, Principal Executive
                                   Officer, Principal Financial Officer and
                                   Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                Date

/s/ Terrence S. Cassidy
Terrence S. Cassidy                Director             February 25, 2000

/s/ Thomas R. DiBenedetto
Thomas R. DiBenedetto              Director             February 25, 2000

/s/ Louis B. Lloyd
Louis B. Lloyd                     Director             February 25, 2000

/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.            Director             February 25, 2000

/s/ Michael J. Specchio
Michael J. Specchio                Director             February 25, 2000