Form 10-Q
period 2000-01-31
NATIONAL WIRELESS HOLDINGS INC
filed 2000-03-10
CIK 915016

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended JANUARY 31, 2000

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

Yes |X|  No |_|

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Common Stock, $.01 par value: 3,333,000 shares as of March 9, 2000.

                         PART I - FINANCIAL INFORMATION

NATIONAL WIRELESS HOLDINGS INC.                                             2
PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FIANCIAL STATEMENTS
CONTENTS
--------------------------------------------------------------------------------

                                                                          PAGE

Condensed Consolidated Balance Sheets as of January 31, 2000 and
   October 31, 1999                                                         3

Condensed Consolidated Statements of Operations for the three
   months ended January 31, 2000 and 1999                                   4

Condensed Consolidated Statements of Comprehensive Income for the three
   months ended January 31, 2000 and 1999                                   5

Condensed Consolidated Statements of Cash Flows for the three months
   ended January 31, 2000 and 1999                                          6

Notes to Condensed Consolidated Financial Statements                      7 - 8

NATIONAL WIRELESS HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------


                                                                             January 31,   October 31,
                                                                                2000          1999
Assets

Current assets:
      Cash and cash equivalents                                              $ 7,112,748   $24,754,663
      Marketable securities                                                   52,070,300    30,988,890
      Trade and other receivables                                              1,203,230     1,921,497
      Refundable income taxes                                                    281,870       556,870
      Prepaid expenses and other current assets                                  113,050       114,841
                                                                             -----------   -----------
                          Total current assets                                60,781,198    58,336,761

Wireless frequency license and acquisition costs, net of accumulated
      amortization of $192,050 and $182,507, respectively                        189,661       199,204
Transmission and related equipment, net of accumulated
      depreciation of $808,944 and 754,544, respectively                         747,707       802,107
Leasehold improvements, office equipment and service vehicles, net
      of accumulated depreciation of $1,055,114 and $970,099, respectively       976,215     1,022,693
Intangible assets, net of accumulated amortization of $1,075,464 and
      $1,004,755, respectively                                                 3,592,000     3,662,709
Investments and other assets                                                     216,596       202,745
                                                                             -----------   -----------

                          Total assets                                       $66,503,377   $64,226,219
                                                                             ===========   ===========

Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable and accrued expenses                                  $ 4,143,087   $ 4,725,898
      Current portion of long-term debt                                           72,332        79,472
      Marketable securities - short sales                                      2,673,750          --
      Deferred income taxes                                                   11,700,000    11,750,000
                                                                             -----------   -----------
                          Total current liabilities                           18,589,169    16,555,370

Long-term debt                                                                   185,997       202,646
Note payable to related party                                                    140,000       140,000
                                                                             -----------   -----------
                          Total liabilities                                   18,915,166    16,898,016
                                                                             -----------   -----------

Stockholders' equity:
      Preferred stock, $.01 par value: 1,000,000 shares authorized;
           no shares issued or outstanding                                          --            --
      Common stock, $.01 par value: 20,000,000 shares authorized;
           3,333,000 shares issued and outstanding                                33,330        33,330
      Paid-in capital                                                         23,071,872    23,071,872
      Retained earnings                                                       15,049,144    14,739,562
      Accumulated other comprehensive income                                   9,433,865     9,483,439
                                                                             -----------   -----------
                          Total stockholders' equity                          47,588,211    47,328,203
                                                                             -----------   -----------

                          Total liabilities and stockholders' equity         $66,503,377   $64,226,219
                                                                             ===========   ===========

           See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.                                                4
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------


                                                       FOR THE THREE   FOR THE THREE
                                                       MONTHS ENDED    MONTHS ENDED
                                                     JANUARY 31, 2000 JANUARY 31, 1999
Revenue:
      Services                                          $ 1,865,060    $ 1,070,332
      Interest income                                       361,468        315,879
      Dividend income                                       120,037        165,292
                                                        -----------    -----------

                          Total revenue                   2,346,565      1,551,503
                                                        -----------    -----------

Expenses:
      Cost of services                                    1,025,339        347,144
      Professional fees                                     141,337        137,396
      General and administrative                          1,177,110        940,623
      Depreciation and amortization                         219,668        251,819
      Interest                                               16,577         11,971
                                                        -----------    -----------

                          Total expenses                  2,580,031      1,688,953
                                                        -----------    -----------

Loss from operations                                       (233,466)      (137,450)
Gain (loss) on securities transactions, net                 778,048     (3,082,883)
                                                        -----------    -----------

Income (loss) before provision for income taxes             544,582     (3,220,333)

Provision (benefit) for income taxes                        235,000     (1,300,000)
                                                        -----------    -----------

                          Net income (loss)             $   309,582    ($1,920,333)
                                                        ===========    ===========

Net income (loss) per common share:
      Basic                                             $      0.09    ($     0.58)
                                                        ===========    ===========

      Diluted                                           $      0.09    ($     0.58)
                                                        ===========    ===========

Weighted average number of common shares outstanding:
           Basic                                          3,333,000      3,283,000
                                                        ===========    ===========

           Diluted                                        3,355,816      3,283,000
                                                        ===========    ===========

           See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.                                                5
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
--------------------------------------------------------------------------------


                                                           FOR THE THREE   FOR THE THREE
                                                           MONTHS ENDED    MONTHS ENDED
                                                         JANUARY 31, 2000 JANUARY 31, 1999
Net income (loss)                                           $   309,582    ($1,920,333)

Other comprehensive income, net of tax:
      Net holding gain on marketable securities
           arising during the period, net of income
           taxes of $299,596 and $867,853, resepctively         428,876      1,357,410
      Reclassification adjustment for (gains) losses
           recognized in net income (loss), net of income
           taxes of $299,598 and $496,679, resepctively        (478,450)       776,856
                                                            -----------    -----------

                                                                (49,574)     2,134,266
                                                            -----------    -----------

Comprehensive income                                        $   260,008    $   213,933
                                                            ===========    ===========

           See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.                                                6
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------


                                                                                FOR THE THREE   FOR THE THREE
                                                                                MONTHS ENDED    MONTHS ENDED
                                                                              JANUARY 31, 2000 JANUARY 31, 1999
Cash flows from operating activities:
      Net income (loss)                                                         $    309,582    ($ 1,920,333)
      Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
                Depreciation and amortization                                        219,668         251,819
                Accretion of interst income                                           (6,455)           --
                Gain (loss) on securities transactions, net                         (778,048)      3,082,883
                Deferred income taxes                                                (50,000)       (550,000)
      Changes in assets and liabilities:
           Trade and other receivables                                               718,267         (77,329)
           Refundable income taxes                                                   275,000      (1,100,000)
           Prepaid expenses and other current assets                                   1,791        (787,777)
           Other assets                                                                1,850            --
           Accounts payable and accrued expenses                                     (24,606)         17,471
           Current income taxes payable                                                 --        (3,900,000)
                                                                                ------------    ------------
                          Net cash provided by (used in) operating activities        667,049      (4,983,266)
                                                                                ------------    ------------

Cash flows from investing activities:
      Acquisition of transmission and related equipment                                 --           (33,505)
      Acquisition of leasehold improvements, office equipment
           and service vehicles                                                      (38,536)           --
      Acquisition of marketable equity securities                                 (2,825,000)     (6,450,102)
      Proceeds of marketable equity securities                                     3,146,500       6,004,134
      Proceeds of marketable equity securities - short sale                        2,823,798            --
      Acquisition of marketable debt securities                                  (21,376,236)           --
      Other investments                                                              (15,701)        (99,222)
                                                                                ------------    ------------
                          Net cash used in investing activities                  (18,285,175)       (578,695)
                                                                                ------------    ------------

Cash flows from financing activities:
      Proceeds of long-term debt                                                        --           215,813
      Principal payments of long-term debt                                           (23,789)       (234,070)
                                                                                ------------    ------------
                          Net cash used in financing activities                      (23,789)        (18,257)
                                                                                ------------    ------------

                          Net increase in cash and cash equivalents              (17,641,915)     (5,580,218)

Cash and cash equivalents, beginning of year                                      24,754,663      27,359,353
                                                                                ------------    ------------

                          Cash and cash equivalents, end of year                $  7,112,748    $ 21,779,135
                                                                                ============    ============

Supplemental disclosure of cash flow information:
      Cash paid for interest                                                    $     31,577    $     11,971
      Cash paid for income taxes                                                $     10,000    $  4,250,000

           See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.                                                7


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of National Wireless Holdings Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial statements for these interim periods, have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (File No. 0-23598) as filed with the Securities and Exchange Commission.

2.       EDSS

         On January 18, 2000, the Company increased the loan to EDSS by $350,000 to $2,138,000 and increased EDSS' line of credit to $2,800,000. The Company may invest additional amounts in EDSS to finance sales growth.

COMPREHENSIVE INCOME

The components of accumulated other comprehensive income are as follows:

Unrealized gain on marketable securities, net of
  deferred income taxes of $6,000,000 at October 31, 1999           $ 9,483,439

Unrealized gain arising during the period                               (49,574)
                                                                    -----------

Unrealized gain on marketable securities, net of
  deferred income taxes of $6,000,000 at January 31, 2000           $ 9,433,865
                                                                    ===========

4.       MARKETABLE SECURITIES

         Components of the available-for-sale marketable securities as of January 31, 2000 are as follows:

                                                                       GROSS
                                                                     UNREALIZED
                                                     FAIR VALUE     HOLDING GAINS

Bell South common stock                              $30,687,609     $14,922,011

Federal Home Loan debt
  securities, maturing August 15, 2001                20,382,691            --

Other                                                  1,000,000            --
                                                     -----------     -----------
                                                     $52,070,300     $14,922,011
                                                     ===========     ===========

NATIONAL WIRELESS HOLDINGS INC.                                                8


5.       NET INCOME (LOSS) PER SHARE DATA

         Diluted weighted average common shares outstanding for the three months ended January 31, 2000 reflects the dilutive effect of stock options (22,816 shares).

6.       SEGMENT INFORMATION

         The Company currently operates in two operating segments: the holding company, including certain investments which are not currently material; and its investment in EDSS.

                                                        FOR THE THREE   FOR THE THREE
                                                        MONTHS ENDED    MONTHS ENDED
                                                     JANUARY 31, 2000 JANUARY 31, 1999
Revenues (internal):
             NWH and other                              $    602,785    $    627,001
             EDSS                                          1,781,780         940,502
                                                        ------------    ------------
                          Total internal revenues          2,384,565       1,567,503
                                                        ------------    ------------

Intersegment Revenues:
             NWH and other                                   (38,000)        (16,000)
             EDSS                                               --              --
                                                        ------------    ------------
                          Total Intersegment Revenues        (38,000)        (16,000)
                                                        ------------    ------------

Revenues (external):
             NWH and other                                   564,785         611,001
             EDSS                                          1,781,780         940,502
                                                        ------------    ------------
                          Total external revenues       $  2,346,565    $  1,551,503
                                                        ============    ============

Operating Income (loss):
             NWH and other                              $      6,043    $    (95,194)
             EDSS                                           (239,509)        (42,256)
                                                        ------------    ------------
                                                            (233,466)       (137,450)

Gain (loss) on securities transaction, net                   778,048      (3,082,883)
                                                        ------------    ------------

Income before taxes                                     $    544,582    $ (3,220,333)
                                                        ============    ============

Total Assets (January 31, 2000):
             NWH and other                              $ 61,285,587
             EDSS                                          5,217,790
                                                        ------------
                                                        $ 66,503,377
                                                        ============

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

         The Company was incorporated in Delaware on August 31, 1993. The Company's fiscal year ends on October 31.

         Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. See "Special Note Regarding Forward-Looking Statements" and the Financial Statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1999 AS COMPARED TO THREE MONTHS ENDED JANUARY 31, 2000:

Services Revenue:
Services revenue increased from $1,070,332 for the three months ended January 31, 1999 to $1,865,060 for the three months ended January 31, 2000, primarily due to increased revenues of EDSS.

Interest and Dividend Income:
Interest income increased from $315,879 for the three months ended January 31, 1999 to $361,468 for the three months ended January 31, 2000 primarily as a result of increased cash, cash equivalents and treasury securities balances. Dividend income decreased from $165,292 for the three months ended January 31, 1999 to $120,037 for the three months ended January 31, 2000 reflecting sales of BellSouth common stock acquired in June 1997 and consequent reduction of dividends.

Cost of Services:
Cost of services increased from $347,144 for the three months ended January 31, 1999 to $1,025,339 for the three months ended January 31, 2000 as a result of increased levels of business at EDSS.

Professional Fees:
Professional fees increased from $137,396 in the three months ended January 31, 1999 to $141,337 in the three months ended January 31, 2000 as a result of additional activity relating to subsidiaries and corporate actions.

General and Administrative:
General and administrative expense increased from $940,623 in the three months ended January 31, 1999 to $1,177,110 in the three months ended January 31, 2000 primarily as a result of increased business levels at EDSS.

Depreciation and Amortization:
Depreciation and amortization decreased from $251,819 in the three months ended January 31, 1999 to $219,668 in the three months ended January 31, 2000 primarily as a result of certain assets having become fully amortized.

Interest Expense:
Interest expense increased from $11,971 in the three months ended January 31, 1999 to $16,577 in the three months ended January 31, 2000.

Loss from Operations:
As a result of the foregoing events, loss from operations increased from a loss of ($137,450) in the three months ended January 31, 1999 to a loss of ($233,466) in the three months ended January 31, 2000.

Gain (Loss) on Securities Transactions, Net:
The Company realized a net gain on securities transactions of $778,048 for the three months ended January 31, 2000 as compared to a net loss of ($3,082,883) for the three months ended January 31, 1999. The effect of unrealized gains on marketable securities as reflected in Other Comprehensive Income amounts to a loss of ($49,574) net of related income taxes, for the three months ended January 31, 2000 and a gain of $2,134,266 for the three months ended January 31, 1999.

Income (loss) before provision for income taxes:
The Company realized income before provision for income taxes of $544,582 for the three months ended January 31, 2000, as compared to a loss before provision for income taxes of ($3,220,333) for the three months ended January 31, 1999, primarily as a result of increased gain on securities transactions.

Provision (benefit) for income taxes:
Provision for income taxes was $235,000 for the three months ended January 31, 2000, as compared to a benefit for income taxes of ($1,300,000) for the three months ended January 31,

1999, primarily as a result of increased gain on securities transactions.

Net Income (Loss):
Net income increased from a loss of ($1,920,333) for the three months ended January 31, 1999 to income of $309,582 for the three months ended January 31, 2000 as a result of the foregoing events.

EDSS RESULTS OF OPERATIONS:

         EDSS, on a stand-alone basis, has incurred operating losses of ($3,891,278) on a cumulative basis through December 31, 1999, including ($217,509) of loss in the three months ended December 31, 1999, and ($70,624) of loss in the three months ended December 31,1998. Such losses have been financed principally through a $2,138,000 line of credit from the Company pursuant to a loan agreement, which provides for a line of credit of up to $2,800,000. Based upon existing contracts with physicians and other Providers and current expense levels, management believes that EDSS would achieve positive cash flow from operations for fiscal 2000 without the need to obtain additional financing. EDSS, however, currently plans to obtain additional financing, and the Company may provide additional funds, to accelerate EDSS' strategic business plan.

LIQUIDITY AND CAPITAL RESOURCES

         The Company funds its operations with the net proceeds from its initial public offering in 1994 of 2,000,000 shares of Common Stock aggregating, after payment of offering costs, approximately $22,000,000 and the June 1997 sale of its South Florida wireless cable subsidiary for $48 million in BellSouth common stock. The proceeds have been used for, and are currently reserved to fund acquisitions of healthcare e-commerce investments, telecommunications assets, media businesses, development of the Company's other businesses and development and acquisition of new technologies and businesses in other areas. Such amount, with interest thereon, is expected to be sufficient to implement this business plan through January 2001, or for a shorter period if the Company determines to invest a substantial portion of its assets in major acquisitions or equity investments.

         As of January 31, 2000, the Company had approximately $59.2 million in cash and marketable securities, as well as its interest in EDSS, its full-service teleport and satellite uplink facility in Miami and investments in other early stage companies.

         During the quarter ended January 31, 2000, the Company sold portions of its position in BellSouth common stock. While the Company continues to review its position in BellSouth common stock and from time to time has sold and purchased shares and options on the position, it has not yet determined whether it will sell or hedge its remaining BellSouth securities in the near future or how it will invest the proceeds of any such sale.

         In July 1999 the Company purchased additional shares of Common Stock of Electronic Data Submission Systems, Inc. ("EDSS"), which when combined with its existing share ownership represents 64% of the outstanding diluted common stock and, with additional voting rights, 85% control of EDSS. The Company paid for such securities with $513,450 in cash. On January 18, 2000, the Company increased EDSS' line of credit to $2,800,000. At January 31, 2000, the Company had outstanding loans to EDSS of $2,138,000. The outstanding balance under this loan agreement was eliminated from the balance sheet in consolidation. The Company may invest additional amounts in EDSS to finance sales growth. Operating overhead costs of EDSS have increased in order to support its continued growth. The Company anticipates related increased revenues at EDSS in the next three to nine months.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the limited nature of the Company's operations and its history of losses; the uncertain acceptance of healthcare e-commerce; competition; the risk of the Company's failure to acquire additional businesses; existing government regulations and changes in, or the failure to comply with, government regulations; the ability of the Company to sustain, manage or forecast its growth; dependence on significant suppliers and marketers and the potential loss thereof; the ability to attract and retain qualified personnel; retention of earnings; and other factors referenced in this Quarterly Report on Form 10-Q. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Date: March 9, 2000
                                    NATIONAL WIRELESS HOLDINGS INC.
                                    -------------------------------
                                              (Registrant)


                                    By: /s/ TERRENCE S. CASSIDY
                                        -----------------------
                                    Terrence S. Cassidy, President and Principal
                                    Accounting Officer