Form 10-Q
period 2000-04-30
NATIONAL WIRELESS HOLDINGS INC
filed 2000-06-13
CIK 915016

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2000
                                                 --------------

                         Commission file number: 0-23598
                                                 -------

                         NATIONAL WIRELESS HOLDINGS INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                13-3735316
 --------------------------------------------   ------------------------------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)


   249 Royal Palm Way, Suite 301, Palm Beach, Florida                33480
   --------------------------------------------------              --------
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

         Common Stock, $.01 par value: 3,333,000 shares as of June 12, 2000.

NATIONAL WIRELESS HOLDINGS INC.
PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONTENTS

--------------------------------------------------------------------------------




                                                                                     Page

Condensed Consolidated Balance Sheets as of April 30, 2000 and
      October 31, 1999                                                                 3

Condensed Consolidated Statements of Operations for the three and six
      Months ended April 30, 2000 and 1999                                             4

Condensed Consolidated Statements of Comprehensive Income for the three and six
      Months ended April 30, 2000 and 1999                                             5

Condensed Consolidated Statements of Cash Flows for the six months
      Ended April 30, 2000 and 1999                                                    6


Notes to Condensed Consolidated Financial Statements                                 7 - 8


NATIONAL WIRELESS HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
--------------------------------------------------------------------------------


                                                                             APRIL 30,    OCTOBER 31,
                                                                               2000          1999
ASSETS
 Current assets:
   Cash and cash equivalents                                               $ 9,480,252   $24,754,663
   Marketable securities                                                    53,872,114    30,988,890
   Trade and other receivables                                               1,596,011     1,921,497
   Refundable income taxes                                                     116,870       556,870
   Prepaid expenses and other current assets                                   292,660       114,841
                                                                           -----------   -----------
            TOTAL CURRENT ASSETS                                            65,357,907    58,336,761

 Wireless frequency license and acquisition costs, net of accumulated
   amortization of $201,593 and $182,507, respectively                         180,118       199,204
 Transmission and related equipment, net of accumulated
   depreciation of $863,346 and $754,544, respectively                         693,305       802,107
 Leasehold improvements, office equipment and service vehicles, net
   of accumulated depreciation of $1,150,339 and $970,099, respectively        989,054     1,022,693
 Intangible assets, net of accumulated amortization of $1,146,172 and
   $1,004,755,respectively                                                   3,531,292     3,662,709
 Investments and other assets                                                  214,901       202,745
                                                                           -----------   -----------
            TOTAL ASSETS                                                   $70,966,577   $64,226,219
                                                                           ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
  Accounts payable and accrued expenses                                    $ 6,378,681   $ 4,725,898
  Current portion of long-term debt                                             73,120        79,472
  Marketable securities-short sales                                          4,868,750             -
  Deferred income taxes                                                     11,650,000    11,750,000
                                                                           -----------   -----------
      TOTAL CURRENT LIABILITIES                                             22,970,551    16,555,370

Long-term debt                                                                 188,201       202,646
Note payable to related party                                                  140,000       140,000
                                                                           -----------   -----------
      TOTAL LIABILITIES                                                     23,298,752    16,898,016
                                                                           -----------   -----------
Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized;
    no shares issued or outstanding                                                  -             -
  Common stock, $.01 par value; 20,000,000 shares authorized;
    3,333,000 shares issued and outstanding                                     33,330        33,330
  Additional paid-in capital                                                23,071,872    23,071,872
  Retained earnings                                                         14,955,599    14,739,562
  Accumulated other comprehensive income                                     9,607,024     9,483,439
                                                                           -----------   -----------
      TOTAL STOCKHOLDERS' EQUITY                                            47,667,825    47,328,203
                                                                           -----------   -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $70,966,577   $64,226,219
                                                                           ===========   ===========



      See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------


                                                  FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                     ENDED APRIL 30,               ENDED APRIL 30,
                                                  2000           1999          2000             1999
Revenue:
  Services                                    $ 2,072,842    $ 1,155,929    $ 3,937,902    $ 2,226,261
  Interest income                                 424,009        191,232        785,477        507,111
  Dividend income                                 111,842        146,042        231,879        311,334
                                              -----------    -----------    -----------    -----------
       TOTAL REVENUE                            2,608,693      1,493,203      4,955,258      3,044,706
                                              -----------    -----------    -----------    -----------
Expenses:

  Cost of services                              1,277,732        372,003      2,303,071        719,147
  Professional fees                               129,171        266,670        270,508        404,066
  General and administrative                    1,428,548      1,032,299      2,605,658      1,972,922
  Depreciation and amortization                   229,878        259,126        449,546        510,945
  Interest                                         48,276         20,582         64,853         32,553
                                              -----------    -----------    -----------    -----------
       TOTAL EXPENSES                           3,113,605      1,950,680      5,693,636      3,639,633
                                              -----------    -----------    -----------    -----------

Loss from operations                             (504,912)      (457,477)      (738,378)      (594,927)
Gain (loss) on securities transactions, net       526,367        113,775      1,304,415     (2,969,108)
                                              -----------    -----------    -----------    -----------
Income (loss) before provision for
  income taxes                                     21,455       (343,702)       566,037     (3,564,035)

Provision (benefit) for income taxes              115,000       (125,000)       350,000     (1,425,000)
                                              -----------    -----------    -----------    -----------
       NET INCOME (LOSS)                      $   (93,545)   $  (218,702)   $   216,037    $(2,139,035)
                                              ===========    ===========    ===========    ===========
Net income (loss) per common share:

  Basic                                       $     (0.03)   $     (0.07)   $      0.06    $     (0.65)
                                              ===========    ===========    ===========    ===========
  Diluted                                     $     (0.03)   $     (0.07)   $      0.06    $     (0.65)
                                              ===========    ===========    ===========    ===========
Weighted average number of common
  shares outstanding:

  Basic                                         3,333,000      3,283,000      3,333,000      3,283,000
                                              ===========    ===========    ===========    ===========
  Diluted                                       3,355,816      3,283,000      3,371,889      3,283,000
                                              ===========    ===========    ===========    ===========




      See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
--------------------------------------------------------------------------------



                                                      FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                         ENDED APRIL 30,              ENDED APRIL 30,
                                                       2000          1999         2000           1999

Net income (loss)                                   $ (93,545)   $(218,702)   $   216,037    $(2,139,035)

Other comprehensive income, net of tax:
  Net holding gain on marketable securities
    arising during the period                         496,875      285,214        925,800      1,642,624

  Reclassification adjustment for (gains) lossess
    recognized in net income (loss)                  (323,716)      (1,135)      (802,215)       775,721
                                                    ---------    ---------    -----------    -----------
                                                      173,159      284,079        123,585      2,418,345
                                                    ---------    ---------    -----------    -----------


Comprehensive income                                $  79,614    $  65,377    $   339,622    $   279,310
                                                    =========    =========    ===========    ===========





      See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
--------------------------------------------------------------------------------


                                                              FOR THE SIX     FOR THE SIX
                                                              MONTHS ENDED    MONTHS ENDED
                                                             APRIL 30, 2000  APRIL 30, 1999
Cash flows from operating activities:
  Net income (loss)                                           $    216,037    $ (2,139,035)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                449,546         510,945
      Accretion of interest income                                 (38,731)              -
      (Gain) loss on securities transactions, net               (1,304,415)      2,969,108
      Deferred income taxes                                       (100,000)       (550,000)
  Changes in assets and liabilities:
    Trade and other receivables                                    325,486        (166,195)
    Refundable income taxes                                        440,000      (1,225,000)
    Prepaid expenses and other current assets                     (177,819)        885,117
    Other assets                                                   (12,156)        (65,937)
    Accounts payable and accrued expenses                           79,956          43,132
    Current income taxes payable                                         -      (3,900,000
                                                              ------------    ------------
        NET CASH USED IN OPERATING ACTIVITIES                     (122,096)     (5,408,091)
                                                              ------------    ------------
Cash flows from investing activities:
  Acquisition of transmission and related equipment                      -         (72,627)
  Acquisition of leasehold improvements, office equipment
    and service vehicles                                          (146,602)       (129,608)
  Acquisition of marketable equity securities                   (5,622,875)     (9,762,592)
  Proceeds of marketable equity securities                       6,916,131      10,261,734
  Proceeds of marketable equity securities - short sale          4,602,578               -
  Acquisition of marketable debt securities                    (20,870,750)              -
  Other investments                                                (10,000)              -
                                                              ------------    ------------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    (15,131,518)        296,907
                                                              ------------    ------------
Cash flows from financing activities:
  Proceeds of long-term debt                                             -         215,813
  Principal payments of long-term debt                             (20,797)       (271,274)
  Advances to related parties                                            -        (155,000)
                                                              ------------    ------------
        NET CASH USED IN FINANCING ACTIVITIES                      (20,797)       (210,461)
                                                              ------------    ------------
        NET DECREASE IN CASH AND CASH EQUIVALENTS              (15,274,411)     (5,321,653)

Cash and cash equivalents, beginning of period                  24,754,663      27,359,353
                                                              ------------    ------------
        CASH AND CASH EQUIVALENTS, END OF PERIOD              $  9,480,252    $ 22,037,700
                                                              ============    ============
Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $     64,853    $     32,553
  Cash paid for income taxes                                  $     10,000    $  4,250,000






      See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of National Wireless Holdings Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial statements for these interim periods, have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (File No. 0-23598) as filed with the Securities and Exchange Commission.

2.   EDSS

     During the quarter ended April 30, 2000, the Company increased the loan to EDSS by $850,000 to $2,988,000 and increased EDSS' line of credit to $3,800,000. The Company may invest additional amounts in EDSS to finance sales growth.

3.   COMPREHENSIVE INCOME

     The components of accumulated other comprehensive income are as follows:


     Unrealized gain on marketable securities, net of
      deferred income taxes of $6,000,000 at October 31, 1999      $ 9,483,439

     Net unrealized gain arising during the period                     123,585
                                                                   -----------

     Unrealized gain on marketable securities, net of
      deferred income taxes of $6,000,000 at April 30, 2000        $ 9,607,024
                                                                   ===========


4.   MARKETABLE SECURITIES

     Components of the available-for-sale marketable securities as of April 30, 2000 are as follows:


                                                                    GROSS
                                                                  UNREALIZED
                                                   FAIR VALUE    HOLDING GAINS

     Bell South common stock                   $   33,041,383      $  17,504,700

     Federal Home Loan debt
       securities, maturing August 15, 2001        19,830,731                  -

     Other                                          1,000,000                  -
                                               --------------      -------------
                                               $   53,872,114      $  17,504,700
                                               ==============      =============


NATIONAL WIRELESS HOLDINGS INC.

5.   NET INCOME (LOSS) PER SHARE DATA

          Diluted weighted average common shares outstanding for the six months ended April 30, 2000 reflects the dilutive effect of stock options (38,889 shares).

6.   SEGMENT INFORMATION

          The Company currently operates in two operating segments: the holding company, including certain investments which are not currently material; and its investment in EDSS.



                                                      FOR THE THREE                        FOR THE SIX
                                                       MONTHS ENDED                        MONTHS ENDED
                                                      APRIL 30, 2000                      APRIL 30, 2000
                                                   2000              1999             2000               1999

Revenues (internal):
  NWH and other                                $    637,728      $   481,803      $ 1,240,513      $  1,108,804
  EDSS                                            2,022,965        1,031,400        3,804,745         1,971,902
                                               ------------      -----------      -----------      ------------
   Total internal revenues                        2,660,693        1,513,203        5,045,258         3,080,706
                                               ------------      -----------      -----------      ------------
Intersegment Revenues:
  NWH and other                                     (52,000)         (20,000)         (90,000)          (36,000)
  EDSS                                                    -                -                -                 -
                                               ------------      -----------      -----------      ------------
   Total intersegment Revenues                      (52,000)         (20,000)         (90,000)          (36,000)
                                               ------------      -----------      -----------      ------------
Revenues (external):
  NWH and other                                     585,728          461,803        1,150,513         1,072,804
  EDSS                                            2,022,965        1,031,400        3,804,745         1,971,902
                                               ------------      -----------      -----------      ------------
   Total external revenues                        2,608,693        1,493,203        4,955,258         3,044,706
                                               ------------      -----------      -----------      ------------
Operating Income (loss):
  NWH and other                                    (120,723)        (367,922)        (114,680)         (463,116)
  EDSS                                             (384,189)         (89,555)        (623,698)         (131,811)
                                               ------------      -----------      -----------      ------------
                                                   (504,912)        (457,477)        (738,378)         (594,927)
                                               ------------      -----------      -----------      ------------

Gain (loss) on securities transaction, net          526,367          113,775        1,304,415        (2,969,108)
                                               ------------      -----------      -----------      ------------
Income before taxes                            $     21,455      $  (343,702)     $   566,037      $ (3,564,035)
                                               ============      ===========      ===========      ============

Total Assets (April 30, 2000):
  NWH and other                                $ 65,129,314
  EDSS                                            5,837,263
                                               ------------
                                               $ 70,966,577
                                               ============

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED APRIL 30, 2000 AS COMPARED TO SIX MONTHS ENDED APRIL 30, 1999:

Services Revenue:
Services revenue increased from $2,226,261 for the six months ended April 30, 1999 to $3,937,902 for the six months ended April 30, 2000, primarily reflecting increased revenues of EDSS, a majority owned subsidiary.

Interest and Dividend Income:
Interest income increased from $507,111 for the six months ended April 30, 1999 to $785,477 for the six months ended April 30, 2000, primarily as a result of increased cash, cash equivalents and debt securities balances and higher interest rates. Dividend income decreased from $311,334 for the six months ended April 30, 1999 to $231,879 for the six months ended April 30, 2000, due to lower dividends received on BellSouth common stock.

Cost of Services:
Cost of services increased from $719,147 for the six months ended April 30, 1999 to $2,303,071 for the six months ended April 30, 2000 as a result of increased business levels of EDSS.

Professional Fees:

Professional fees decreased from $404,066 in the six months ended April 30, 1999 to $270,508 in the six months ended April 30, 2000 as a result of lower activity relating to tax and corporate actions.

General and Administrative:
General and administrative expense increased from $1,972,921 in the six months ended April 30, 1999 to $2,605,658 in the six months ended April 30, 2000, primarily as a result of increased business levels at EDSS.

Depreciation and Amortization:
Depreciation and amortization decreased from $510,945 in the six months ended April 30, 1999 to $449,546 in the six months ended April 30, 2000, primarily because assets of the Company's satellite programming uplink facility were fully depreciated and have not been replaced.

Interest Expense:
Interest expense increased from $32,553 in the six months ended April 30, 1999 to $64,853 in the six months ended April 30, 2000, due to higher debt of EDSS and miscellaneous tax charges.

(Loss) from Operations:
As a result of the foregoing events, loss from operations increased from a loss of ($594,927) in the six months ended April 30, 1999 to a loss of ($738,378) in the six months ended April 30, 2000.

Gain (Loss) on Securities Transactions:
Gain (loss) on securities transactions increased from a loss of ($2,969,108) for the six months ended April 30, 1999 to income of $1,304,415 for the six months ended April 30, 2000, primarily as a result of closing hedge positions on, and sale of, BellSouth common stock.

Income (loss) before provision for income taxes:
The Company realized income before provision for income taxes of $566,037 for the six months ended April 30, 2000, as compared to a loss before provision for income taxes of ($3,564,035) for the six months ended April 30, 1999, primarily as a result of increased gain on securities transactions.

Provision (benefit) for income taxes:
Provision for income taxes was $350,000 for the six months ended April 30, 2000, as compared to a benefit for income taxes of ($1,425,000) for the six months ended April 30, 1999.

Net Income (Loss):
Net income increased from a net loss of ($2,139,035) for the six months ended April 30, 1999 to a net income of $216,037 for the six months ended April 30, 2000, as a result of the foregoing events.

EDSS RESULTS OF OPERATIONS:
EDSS, on a stand-alone basis, has incurred operating losses of ($4,267,467) on a cumulative basis through March 31, 2000, including ($593,698) of loss in the six months ended March 31, 2000, and ($37,811) of loss in the six months ended March 31, 1999. Such losses have been financed principally through $2,988,000 of loans from the Company pursuant to a loan agreement, which provides for a line of credit of up to $3,800,000. Based upon existing contracts with physicians, other Providers, Payers and management companies and current expense levels, management believes that EDSS would achieve positive cash flow from operations for fiscal 2000 without the need to obtain additional financing. EDSS, however, currently plans to obtain additional financing, and the Company may provide additional funds, to accelerate EDSS' strategic business plan.

LIQUIDITY AND CAPITAL RESOURCES

         The Company funds its operations with the net proceeds from its initial public offering in 1994 of 2,000,000 shares of Common Stock aggregating, after payment of offering costs, approximately $22,000,000 and the June 1997 sale of its South Florida wireless cable subsidiary for $48 million in BellSouth common stock. The proceeds have been used for, and are currently reserved to fund acquisitions of, healthcare e-commerce investments, telecommunications assets, media businesses, development of the Company's other businesses and development and acquisition of new technologies and businesses in other areas. Such amount, with interest thereon, is expected to be sufficient to implement this business plan through April 2001, or for a shorter period if the Company determines to invest a substantial portion of its assets in major acquisitions or equity investments.

         As of April 30, 2000, the Company had approximately $63 million in cash and marketable securities, as well as its interest in EDSS, its full-service teleport and satellite uplink facility in Miami, an educational video programming distributor and investments in other early stage companies.

         In the quarter ended April 30, 2000, the Company closed portions of its hedge position in BellSouth common stock and sold shares of BellSouth common stock. While the Company continues to review its position in BellSouth common stock and from time to time has sold and purchased shares and options on the position, it has not yet determined whether it will sell or hedge its remaining BellSouth securities in the near future or how it will invest the proceeds of any such sale.

In July 1999 the Company purchased from another stockholder additional shares of Common Stock of Electronic Data Submission Systems, Inc. ("EDSS"), which when combined with its existing share ownership represents 64% of the outstanding diluted common stock and, with additional voting rights, 85% control of EDSS. The Company paid for such securities with $513,450 in cash. In the April, 2000 quarter the Company advanced an additional $850,000 to EDSS, for a total outstanding loan of $2,988,000. The outstanding balance under this loan agreement has been eliminated from the balance sheet in consolidation. The Company may invest additional amounts in EDSS to finance its sales growth. Operating overhead costs of EDSS have increased in order to support its continued growth. The Company anticipates related increased revenues at EDSS in the next three to nine months.

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

Item 6.    Exhibits and Reports on Form 8-K.

                          (a)  Exhibits:
                               Exhibit 3.1(d) - Amendment to Bylaws, dated June 2, 2000. Exhibit 4(a) - Amendment to Rights Agreement, dated as of December 12, 1996, between National Wireless Holdings Inc. and Continental Stock Transfer and Trust Company
                          (b)  Reports on Form 8-K:
                               None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 13, 2000

                                    NATIONAL WIRELESS HOLDINGS INC.
                                    -------------------------------
                                            (Registrant)

                                    By:  /s/ Terrence S. Cassidy
                                         ---------------------------------------
                                    Terrence S. Cassidy, President and Principal
                                    Accounting Officer