Form 10-Q
period 2000-07-31
NATIONAL WIRELESS HOLDINGS INC
filed 2000-09-14
CIK 915016

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended July 31, 2000
                                                 -------------

                         Commission file number: 0-23598
                                                 -------


                         NATIONAL WIRELESS HOLDINGS INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                 13-3735316
   --------------------------------------                  ----------
(Stateor other jurisdiction of incorporation)  (IRS Employer Identification No.)


     249 Royal Palm Way, Suite 301, Palm Beach, Florida           33480
     --------------------------------------------------           -----
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

         Common Stock, $.01 par value: 3,333,000 shares as of September 12,
2000.

NATIONAL WIRELESS HOLDINGS INC.                                                2
PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONTENTS

------------------------------------------------------------------------------------------
                                                                                     PAGE
Condensed Consolidated Balance Sheets as of July 31, 2000 and
  October 31, 1999                                                                     3

Condensed Consolidated Statements of Operations for the three
  and nine months ended July 31, 2000 and 1999                                         4

Condensed Consolidated Statements of Comprehensive Income for the three and nine
  months ended July 31, 2000 and 1999                                                  5

Condensed Consolidated Statements of Cash Flows for the nine months
  ended July 31, 2000 and 1999                                                         6

Notes to Condensed Consolidated Financial Statements                                 7 - 8

NATIONAL WIRELESS HOLDINGS INC.                                                3
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                           JULY 31,     OCTOBER 31,
                                                                             2000          1999
ASSETS
Current assets:
  Cash and cash equivalents                                              $ 9,053,069   $24,754,663
  Marketable securities                                                   47,107,923    30,988,890
  Trade and other receivables                                              1,863,589     1,921,497
  Refundable income taxes                                                         --       556,870
  Prepaid expenses and other current assets                                  363,012       114,841
                                                                         -----------   -----------
          TOTAL CURRENT ASSETS                                            58,387,593    58,336,761

Wireless frequency license and acquisition costs, net of accumulated
  amortization of $211,136 and $182,507, respectively                        170,575       199,204
Transmission and related equipment, net of accumulated
  depreciation of $917,745 and $754,544, respectively                        638,906       802,107
Leasehold improvements, office equipment and service vehicles, net
  of accumulated depreciation of $1,263,522 and $970,099, respectively     1,307,372     1,022,693
Intangible assets, net of accumulated amortization of $1,212,457 and
  $1,004,755, respectively                                                 3,455,007     3,662,709
Investments and other assets                                                 499,904       202,745
                                                                         -----------   -----------

          TOTAL ASSETS                                                   $64,459,357   $64,226,219
                                                                         -----------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                  $ 2,783,384   $ 4,725,898
  Current portion of long-term debt                                           88,449        79,472
  Marketable securities - short sales                                      3,925,000            --
  Current income taxes                                                       450,130            --
  Deferred income taxes                                                   10,450,000    11,750,000
                                                                         -----------   -----------
          TOTAL CURRENT LIABILITIES                                       17,696,963    16,555,370

Long-term debt                                                               153,562       202,646
Note payable to related party                                                140,000       140,000
                                                                         -----------   -----------
          TOTAL LIABILITIES                                               17,990,525    16,898,016
                                                                         -----------   -----------

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized;
    no shares issued or outstanding                                               --            --
  Common stock, $.01 par value: 20,000,000 shares authorized;
    3,333,000 shares issued and outstanding                                   33,330        33,330
  Additional paid-in capital                                              23,071,872    23,071,872
  Retained earnings                                                       15,481,178    14,739,562
  Accumulated other comprehensive income                                   7,882,452     9,483,439
                                                                         -----------   -----------
          TOTAL STOCKHOLDERS' EQUITY                                      46,468,832    47,328,203
                                                                         -----------   -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $64,459,357   $64,226,219
                                                                         -----------   -----------

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.                                                4
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                 FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                     ENDED JULY 31                 ENDED JULY 31
                                                  2000           1999           2000           1999
                                              -----------    -----------    -----------    -----------
Revenue:
  Services                                    $ 2,270,129    $ 1,456,135    $ 6,208,031    $ 3,682,396
  Interest income                                 445,408        267,269      1,230,885        774,380
  Dividend income                                 111,842        138,518        343,721        449,852
                                              -----------    -----------    -----------    -----------
          TOTAL REVENUE                         2,827,379      1,861,922      7,782,637      4,906,628
                                              -----------    -----------    -----------    -----------

Expenses:
  Cost of services                              1,042,053        703,892      3,015,124      1,746,039
  Professional fees                               164,155        117,248        434,663        521,314
  General and administrative                    1,918,319      1,195,643      4,853,977      2,845,565
  Depreciation and amortization                   274,479        295,111        724,025        806,056
  Interest                                         13,321         13,349         78,174         45,902
                                              -----------    -----------    -----------    -----------

          TOTAL EXPENSES                        3,412,327      2,325,243      9,105,963      5,964,876
                                              -----------    -----------    -----------    -----------

Loss from operations                             (584,948)      (463,321)    (1,323,326)    (1,058,248)
Gain (loss) on securities transactions, net     1,585,527      1,024,746      2,889,942     (1,944,362)
                                              -----------    -----------    -----------    -----------

Income (loss) before provision for
  income taxes                                  1,000,579        561,425      1,566,616     (3,002,610)


Provision (benefit) for income taxes              475,000        225,000        825,000     (1,200,000)
                                              -----------    -----------    -----------    -----------

          NET INCOME (LOSS)                   $   525,579    $   336,425    $   741,616    $(1,802,610)
                                              -----------    -----------    -----------    -----------
                                              -----------    -----------    -----------    -----------

Net income (loss) per common share:
  Basic                                       $      0.16    $      0.10    $      0.22    $     (0.55)
                                              -----------    -----------    -----------    -----------
                                              -----------    -----------    -----------    -----------

  Diluted                                     $      0.16    $      0.10    $      0.22    $     (0.55)
                                              -----------    -----------    -----------    -----------
                                              -----------    -----------    -----------    -----------

Weighted average number of common
  shares outstanding:
    Basic                                       3,333,000      3,283,000      3,333,000      3,283,000
                                              -----------    -----------    -----------    -----------
                                              -----------    -----------    -----------    -----------

    Diluted                                     3,353,802      3,283,000      3,361,057      3,283,000
                                              -----------    -----------    -----------    -----------
                                              -----------    -----------    -----------    -----------

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.                                                5
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
--------------------------------------------------------------------------------

                                                     FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                         ENDED JULY 31,                ENDED JULY 31,
                                                       2000           1999          2000            1999
                                                   -----------    -----------    -----------    -----------
Net income (loss)                                  $   525,579    $   336,425    $   741,616    $(1,802,610)


Other comprehensive income, net of tax:
  Net holding gain (loss) on marketable
    securities arising during the period              (749,473)       974,166        176,327      2,616,790
  Reclassification adjustment for (gains) losses
    recognized in net income (loss)                   (975,099)      (777,324)    (1,777,314)        (1,603)
                                                   -----------    -----------    -----------    -----------
                                                    (1,724,572)       196,842     (1,600,987)     2,615,187
                                                   -----------    -----------    -----------    -----------

Comprehensive income                               $(1,198,993)   $   533,267    $  (859,371)   $   812,577
                                                   -----------    -----------    -----------    -----------

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.                                                6
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                               FOR THE NINE    FOR THE NINE
                                                               MONTHS ENDED    MONTHS ENDED
                                                               JULY 31, 2000   JULY 31, 1999
Cash flows from operating activities:
  Net income (loss)                                             $    741,616    $ (1,802,610)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                  724,025         806,056
      Accretion of interst income                                    (71,724)             --
      (Gain) loss on securities transactions, net                 (2,889,942)      1,944,362
      Deferred income taxes                                         (200,000)       (550,000)
  Changes in assets and liabilities:
    Trade and other receivables                                       57,908        (245,038)
    Refundable income taxes                                          556,870      (1,056,870)
    Prepaid expenses and other current assets                       (248,171)       (712,123)
    Other assets                                                    (297,159)        (45,556)
    Accounts payable and accrued expenses                            306,684        (333,099)
    Current income taxes payable                                     450,130      (3,900,000)
                                                                ------------    ------------
          NET CASH USED IN OPERATING ACTIVITIES                     (869,763)     (5,894,878)
                                                                ------------    ------------

Cash flows from investing activities:
  Acquisition of transmission and related equipment                       --         (92,690)
  Acquisition of leasehold improvements, office equipment
    and service vehicles                                            (609,172)       (296,881)
  Acquisition of marketable equity securities                     (7,785,745)    (12,459,790)
  Proceeds of marketable equity securities                         9,852,365      14,371,086
  Proceeds of marketable equity securities - short sale            4,602,578              --
  Acquisition of marketable debt securities                      (20,870,750)             --
  Other investments                                                       --        (513,450)
                                                                ------------    ------------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    (14,810,724)      1,008,275
                                                                ------------    ------------

Cash flows from financing activities:
  Proceeds of long-term debt                                              --         215,813
  Principal payments of long-term debt                               (21,107)       (361,443)
  Advances to related parties                                             --        (251,872)
                                                                ------------    ------------
          NET CASH USED IN FINANCING ACTIVITIES                      (21,107)       (397,502)
                                                                ------------    ------------

Net decrease in cash and cash equivalents, end of period         (15,701,594)     (5,284,105)
Cash and cash equivalents, beginning of period                    24,754,663      27,359,353
                                                                ------------    ------------
          CASH AND CASH EQUIVALENTS, END OF PERIOD              $  9,053,069    $ 22,075,248
                                                                ------------    ------------

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $     78,174    $     45,902
  Cash paid for income taxes                                    $     10,000    $  4,306,870
  Capital leases and obligations incurred                       $     19,000    $         --


See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.                                                7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of National Wireless Holdings Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial statements for these interim periods, have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10- K for the fiscal year ended October 31, 1999 (File No. 0-23598) as filed with the Securities and Exchange Commission.

2.       EDSS

         During the quarter ended July 31, 2000, the Company advanced an additional $812,000 to EDSS for a total outstanding loan of $3,800,000. In August 2000, the Company increased the line of credit to $4,800,000.


3.       COMPREHENSIVE INCOME

         The components of accumulated other comprehensive income are as follows:

         Unrealized gain on marketable securities, net of
           deferred income taxes of $6,000,000 at October 31, 1999   $ 9,483,439

         Net unrealized loss arising during the period                (1,600,987)
                                                                     -----------

         Unrealized gain on marketable securities, net of
           deferred income taxes of $4,900,000 at July 31, 2000      $ 7,882,452
                                                                     -----------

4.       MARKETABLE SECURITIES

         Components of the available-for-sale marketable securities as of July 31, 2000 are as follows:

                                                                  GROSS
                                                                UNREALIZED
                                                  FAIR VALUE   HOLDING GAINS
         Bell South common stock                  $26,244,199   $10,936,476

         Federal Home Loan debt
           securities, maturing August 15, 2001    19,863,724            --

         Other                                      1,000,000            --
                                                  -----------   -----------
                                                  $47,107,923   $10,936,476
                                                  -----------   -----------

NATIONAL WIRELESS HOLDINGS INC.                                                8


5.       NET INCOME (LOSS) PER SHARE DATA

         Diluted weighted average common shares outstanding for the nine months ended July 31, 2000 reflects the dilutive effect of stock options (28,057 shares).

6.       SEGMENT INFORMATION

         The Company currently operates in two operating segments: the holding company, including certain investments which are not currently material; and its investment in EDSS.

                                                    FOR THE THREE                   FOR THE NINE
                                                    MONTHS ENDED                    MONTHS ENDED
                                                       JULY 31,                        JULY 31,
                                                 2000            1999            2000             1999
                                             ------------    ------------    ------------    ------------
Revenues (internal):
  NWH and other                              $    702,135    $    663,662    $  1,942,648    $  1,772,466
  EDSS                                          2,205,244       1,229,260       6,009,989       3,201,162
                                             ------------    ------------    ------------    ------------
     Total internal revenues                    2,907,379       1,892,922       7,952,637       4,973,628
                                             ------------    ------------    ------------    ------------

Intersegment Revenues:
  NWH and other                                   (80,000)        (31,000)       (170,000)        (67,000)
  EDSS                                                 --              --              --              --
                                             ------------    ------------    ------------    ------------
     Total Intersegment Revenues                  (80,000)        (31,000)       (170,000)        (67,000)
                                             ------------    ------------    ------------    ------------

Revenues (external):
  NWH and other                                   622,135         632,662       1,772,648       1,705,466
  EDSS                                          2,205,244       1,229,260       6,009,989       3,201,162
                                             ------------    ------------    ------------    ------------
     Total external revenues                    2,827,379       1,861,922       7,782,637       4,906,628
                                             ------------    ------------    ------------    ------------

Operating Income (loss):
  NWH and other                                   (93,755)       (115,889)       (208,435)       (579,005)
  EDSS                                           (491,193)       (347,432)     (1,114,891)       (479,243)
                                             ------------    ------------    ------------    ------------
                                                 (584,948)       (463,321)     (1,323,326)     (1,058,248)
                                             ------------    ------------    ------------    ------------

Gain (loss) on securities transaction, net      1,585,527       1,024,746       2,889,942      (1,944,362)
                                             ------------    ------------    ------------    ------------

Income before taxes                          $  1,000,579    $    561,425    $  1,566,616    $ (3,002,610)
                                             ============    ============    ============    ============

Total Assets (July 31, 2000):
  NWH and other                              $ 58,176,544
  EDSS                                          6,282,813
                                             ------------
                                             $ 64,459,357
                                             ------------

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


RESULTS OF OPERATIONS

NINE MONTHS ENDED JULY 31, 2000 AS COMPARED TO NINE MONTHS ENDED JULY 31, 1999:

Services Revenue:
Services revenue increased from $3,682,396 for the nine months ended July 31, 1999 to $6,208,031 for the nine months ended July 31, 2000, primarily reflecting increased revenues of EDSS, a majority owned subsidiary.

Interest and Dividend Income:
Interest income increased from $774,380 for the nine months ended July 31, 1999 to $1,230,885 for the nine months ended July 31, 2000, primarily as a result of increased cash, cash equivalents and debt securities balances and higher interest rates. Dividend income decreased from $449,852 for the nine months ended July 31, 1999 to $343,721 for the nine months ended July 31, 2000, due to lower dividends received on BellSouth common stock.

Cost of Services:
Cost of services increased from $1,746,039 for the nine months ended July 31, 1999 to $3,015,124 for the nine months ended July 31, 2000 as a result of increased business levels of EDSS.

Professional Fees:
Professional fees decreased from $521,314 in the nine months ended July 31, 1999 to $434,663 in the nine months ended July 31, 2000 as a result of lower activity relating to tax and corporate actions.

General and Administrative:
General and administrative expense increased from $2,845,565 in the nine months ended July 31, 1999 to $4,853,977 in the nine months ended July 31, 2000, primarily as a result of increased business levels at EDSS.

Depreciation and Amortization:
Depreciation and amortization decreased from $806,056 in the nine months ended July 31, 1999 to $724,025 in the nine months ended July 31, 2000, primarily because assets of the Company's satellite programming uplink facility were fully depreciated and have not been replaced.

Interest Expense:
Interest expense increased from $45,902 in the nine months ended July 31, 1999 to $78,174 in the nine months ended July 31, 2000, due to higher debt of EDSS and miscellaneous tax charges.

(Loss) from Operations:
As a result of the foregoing events, loss from operations increased from a loss of ($1,058,248) in the nine months ended July 31, 1999 to a loss of ($1,323,326) in the nine months ended July 31, 2000.

Gain (Loss) on Securities Transactions:
Gain (loss) on securities transactions increased from a loss of ($1,944,362) for the nine months ended July 31, 1999 to income of $2,889,942 for the nine months ended July 31, 2000, primarily as a result of closing hedge positions on, and sale of, BellSouth common stock.

Income (loss) before provision for income taxes:
The Company realized income before provision for income taxes of $1,566,616 for the nine months ended July 31, 2000, as compared to a loss before provision for income taxes of ($3,002,610) for the nine months ended July 31, 1999, primarily as a result of increased gain on securities transactions.

Provision (benefit) for income taxes:
Provision for income taxes was $825,000 for the nine months ended July 31, 2000, as compared to a benefit for income taxes of ($1,200,000) for the nine months ended July 31, 1999.

Net Income (Loss):
Net income increased from a net loss of ($1,802,610) for the nine months ended July 31, 1999 to a net income of $741,616 for the nine months ended July 31, 2000, as a result of the foregoing events.

EDSS RESULTS OF OPERATIONS:

EDSS, on a stand-alone basis, has incurred operating losses of ($4,778,660) on a cumulative basis through June 30, 2000. See note 6 to the Financial Statements in Item 1 above. Such losses have been financed principally through $3,800,000 of loans from the Company pursuant to a loan agreement, which provides for a line of credit of up to $4,800,000. Based upon existing contracts with physicians, other Providers, Payers and management companies and current expense levels, management believes that EDSS would achieve positive cash flow from operations for fiscal 2000 without the need to obtain additional financing. EDSS, however, currently plans to obtain additional financing, and the Company may provide additional funds, to accelerate EDSS' strategic business plan.

LIQUIDITY AND CAPITAL RESOURCES

      The Company funds its operations with the net proceeds from its initial public offering in 1994 of 2,000,000 shares of Common Stock aggregating, after payment of offering costs, approximately $22,000,000 and the June 1997 sale of its South Florida wireless cable subsidiary for $48 million in BellSouth common stock. The proceeds have been used for, and are currently reserved to fund acquisitions of, healthcare e-commerce investments, telecommunications assets, media businesses, development of the Company's other businesses and development and acquisition of new technologies and businesses in other areas. Such amount, with earnings thereon, is expected to be sufficient to implement this business plan through July 2001, or for a shorter period if the Company determines to invest a substantial portion of its assets in major acquisitions or equity investments.

      As of July 31, 2000, the Company had approximately $56 million in cash and marketable securities, as well as its interest in EDSS, its full-service teleport and satellite uplink facility in Miami, an educational video programming distributor and investments in other early stage companies.

      In the quarter ended July 31, 2000, the Company closed portions of its hedge position in BellSouth common stock and sold shares of BellSouth common stock. While the Company continues to review its position in BellSouth common stock and from time to time has sold and purchased shares and options on the position, it has not yet determined whether it will sell or hedge its remaining BellSouth securities in the near future or how it will invest the proceeds of any such sale.

      The Company currently owns approximately 64% of the outstanding diluted common stock and, with additional voting rights, 85% control of EDSS. In the July, 2000 quarter the Company advanced an additional $812,000 to EDSS, for a total outstanding loan of $3,800,000, and in August 2000 the Company increased the line of credit to $4,800,000. The outstanding balance under this loan agreement has been eliminated from the balance sheet in consolidation. The Company may invest additional amounts in EDSS to finance its sales growth. Operating overhead costs of EDSS have increased in order to support its continued growth. The Company anticipates related increased revenues at EDSS in the near future.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

            At its Annual Meeting of Stockholders held on June 26, 2000, the Company's stockholders approved and ratified the following actions:

      1.    Election of Directors:

            The following individuals were elected as Class II directors of the
Corporation:

                                    Number of            Number of
                                    Votes For         Votes Withheld
                                    ---------         --------------
            Terrence S. Cassidy     3,106,704              9,200
            Thomas R. DiBenedetto   3,085,491             30,413

            to serve until the 2002 Annual Meeting of Stockholders and until their respective successors have been elected and qualified.

      2. A proposal to amend the 1997 Equity Incentive Plan to provide for an increase of 100,000 shares covered by the plan was approved by a vote of 1,075,567 shares in favor, 301,898 shares against, and 7,787 abstained.

      3. A proposal to adopt the 2000 Directors Option Plan was approved by vote of 1,158,223 in favor, 219,242 shares against, and 7,787 shares abstained.

      4. 3,115,704 shares of all shares entitled to vote were voted in favor of, and 200 votes were withheld for, the appointment of PricewaterhouseCoopers L.L.P. as independent auditors of the Company until the next Annual Meeting of Stockholders.

Item 5.     Other Information.

                  On June 26, 2000, the Company amended its employment agreement with Terrence S. Cassidy to increase his compensation to $260,000 per year, with a 15% raise after two years, and to provide for an initial term of three years, commencing as of June 26, 2000, with automatic extensions at the end of each year for additional one-year periods unless either party gives notice of termination prior to the end of such year.

Item 6.     Exhibits and Reports on Form 8-K.

                        (a)   Exhibits:
                              Exhibit 10.1 - Restated and Amended Employment Agreement with Terrence S. Cassidy, dated
                              June 26, 2000

                        (b)   Reports on Form 8-K:
                              None.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 13, 2000
                                          NATIONAL WIRELESS HOLDINGS INC.
                                          -------------------------------
                                                   (Registrant)


                                          By:  /s/ Terrence S. Cassidy
                                               ------------------------------
                                          Terrence S. Cassidy, President and
                                          Principal Accounting Officer