Form 10-K
period 2000-10-31
NATIONAL WIRELESS HOLDINGS INC
filed 2001-01-30
CIK 915016

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 2000
                         Commission file number 0-23598

                         NATIONAL WIRELESS HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                       13-3735316
         (State or other jurisdiction            (IRS Employer
                of incorporation)              Identification No.)

           156 West 56th Street, Suite 2001, New York, New York 10019
             (Address of principal executive offices and zip code)

                                 (212) 582-1212
              (Registrant's telephone number, including area code)

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

                                Yes |X|   No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $36,646,000 as of January 24, 2001, based upon the last sales price per share of the Registrant's Common Stock, as reported on the Nasdaq Small Cap Market on such date. As of January 24, 2001, 3,333,000 shares of Common Stock, $.01 par value, of the Registrant were outstanding.

      Portions of Registrant's Proxy Statement for use in connection with the Annual Meeting of Stockholders scheduled to be held in April, 2001 are incorporated by reference into Part III of this report, to the extent set forth therein, if such Proxy Statement is filed with the Securities and Exchange Commission on or before February 28, 2001. If such Proxy Statement is not filed by such date, the information required to be presented in Part III will be filed as an amendment to this report. The exhibits for this Form 10-K are listed on Page 23.

                         NATIONAL WIRELESS HOLDINGS INC.
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000

                                TABLE OF CONTENTS

                                                                          Page
PART I

            Item 1.     Business                                             3
            Item 2.     Properties                                          13
            Item 3.     Legal Proceedings                                   14
            Item 4.     Submission of Matters to a Vote of Security Holders 14

PART II

            Item 5.     Market for the Registrant's Common Equity
                        and Related Stockholder Matters                     14
            Item 6.     Selected Financial Data                             15
            Item 7.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations       17
            Item 8.     Consolidated Financial Statements                   21
            Item 9.     Changes in and Disagreements
                        on Accounting and Financial Disclosure              21

PART III

            Item 10.    Directors and Executive Officers of the Registrant  22
            Item 11.    Executive Compensation                              22
            Item 12.    Security Ownership of Certain Beneficial Owners and
                        Management                                          22
            Item 13.    Certain Relations and Related Transactions          22

PART IV

            Item 14.    Exhibits, Financial Statement Schedules,
                        and Reports on Form 8-K                             23

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

      National Wireless Holdings Inc. ("NWH" or the "Company"), a Delaware corporation organized on August 31, 1993, is an electronic commerce and communications company focusing primarily on acquisition and operation of telecommunications, e-commerce and other strategically linked businesses. The Company currently owns and operates Electronic Data Submission Systems, Inc.
(EDSS), a business-to-business healthcare e-commerce data interchange company, providing links between healthcare providers and payers. The Company also owns and operates a satellite programming uplink facility. In addition to these businesses, the Company continues its business of acquiring controlling interests in telecommunications, healthcare and other strategically linked areas. The Company may acquire or invest in other businesses. In June 1997, the Company sold its wireless cable assets in Miami Florida in exchange for common stock of BellSouth Corporation.

      The Company's executive offices are located at 156 West 56th Street, Suite 2001, New York, New York 10019, telephone: (212) 582-1212.

ELECTRONIC DATA SUBMISSION SYSTEMS, INC.

GENERAL

      NWH manages EDSS and owns over 80% of EDSS's outstanding stock.

      EDSS is a leading healthcare transactions-processing intermediary. At EDSS, we execute a full-cycle suite of payer-driven services and products known as Health-e Network(TM) that establishes a transactions processing environment for payers, physicians and other healthcare providers, including hospitals and laboratories. Our services and products create healthcare e-commerce connectivity between payers, physicians and other healthcare providers, (2) significantly reduce the volume of paper healthcare transactions and processing errors, and (3) set a clear migration path for payers, physicians and other healthcare providers to utilize Internet and Web-based applications and services effectively for greater operational efficiency. We believe Health-e Network(TM) is one of very few solutions addressing the need to handle both paper and electronic transactions on behalf of its customers, and by which, the company greatly reduces or eliminates the inefficient paper transactions by educating the participants and providing them with the applications and support they need to conduct business electronically.

      In excess of 15,000 providers are connected to our e-commerce and Internet services and, through our payer contracts, we currently conduct daily paper to e-commerce claim conversion for another 185,000 healthcare providers. Our revenues are generated from payers, physicians, other providers and strategic partners through recurring subscriptions, flat or per transaction fees and revenue sharing. As of January 10, 2001, we were connected to over 800 commercial healthcare plans, managed care organizations and Blue Cross/Blue Shield plans, as well as Medicare, Medicaid and CHAMPUS.

      We focus on the current and future connectivity and transactions processing requirements of the healthcare industry. We provide healthcare providers with a secure infrastructure for web-based and private network transactions consisting of, among others, electronic medical claims processing, electronic claims tracking and patient eligibility verification. We also provide health care payers e-commerce connectivity with their provider constituency as well as paper claims conversion, pre-adjudication, reporting, education and marketing support to increase utilization of e-commerce. Our strategy for the future is to facilitate the migration of its provider and payer clients from their current inefficient, non-integrated transactions processing environments to efficient, seamlessly integrated applications utilizing the transactions processing capabilities of Health-e Network(TM). Traditional applications linked to on-all-the-time Internet capabilities or Application Service Provider (ASP) environments will be able to route real-time transactions to and from all payers utilizing Health-e Network(TM). We believe that the transition to these new levels of integrated transactions processing capabilities will drastically change how the business of healthcare is conducted among healthcare participants. We plan to continue to expand this transactions infrastructure as management believes these applications will evolve into viable and widely used systems over the next three to five years.

PRODUCTS AND SERVICES - HEALTH-E NETWORK(TM)

      Health-e Network(TM) is a full-cycle suite of e-commerce products and services serving the transactions processing needs of payers, physicians and other healthcare participants. The products and services include simple mailroom services, advanced pre-adjudication software for payers, front-end data capture/transmission software and real-time web-based e-commerce applications for providers, all developed to enhance the provider's and payer's administrative efficiency. Health-e Network(TM) addresses 100% of the industry's claims clearing processes (both e-commerce and paper). As of January 10, 2001, over 800 of our payer plans utilized the e-commerce claims component of Health-e Network(TM) and eight payer organizations contracted for the full suite of payer services.

   Health-e Network(TM) includes the following:

o WINHECET(TM), WEBHECET(TM) AND WEBENTRY(TM) are our provider software applications that are installed and accessed by providers to conduct electronic healthcare transactions. WinHECET(TM) is a Windows-based system that operates in conjunction with the majority of major provider practice management systems. WebEntry(TM) enables direct entry of provider claims data into our website. Both of these provider front-end products edit, translate and provide secure transmission of claims from provider offices to our data centers. Our WebHECET(TM) product is in the initial stages of development and will provide a broader array of transaction types and services than the two aforementioned products combined.

o AUTOMATED DOCUMENT SERVICES(TM) (ADS(TM)) provides payers the complete front-end handling and conversion (imaging/scanning) of paper claims forms to an e-commerce format. Paper claims still constitute from 55-60% of provider claims volume industry-wide to commercial payers. As the claims are converted to an electronic format, EDSS captures the names of all paper-submitting providers in order to solicit them for other e-commerce products and services with the payer's support. Utilization of Health-e Network(TM) (which includes ADS(TM)) provides a payer with the opportunity to have 100% e-commerce claims receipts. With us as their partner and core strategy implementer, payers can increase e-commerce transactions from their provider constituency.

o PRE-ADJUDICATION SOFTWARE SYSTEM(TM) (PASS(TM)) provides a single connectivity entry point (a software "hub") to a payer for all claims transactions, including transactions received via the Internet, through private e-commerce networks, and received on paper. While channeling the claims by utilizing our customized and algorithm-based software, PASS conducts the vital claims processing function of provider and member matching, including real-time eligibility verification, a critical payer requirement for increased claims paying accuracy and efficiency. Our PASS is an open, flexible solution that is used with the vast majority of today's payer operating environments. Expanded functionality (such as enhanced electronic claims routing and workflow into payers claims processing systems) is regularly added to PASS(TM) in our custom configuration of this software application.

o INTERNET MEMBER PLAN ELIGIBILITY is a EDSS service that provides physician practices with immediate access to the nine major industry payers plus various regional and governmental payers for determining member plan eligibility. This service is delivered over the Internet and receives constant updating.

o ELECTRONIC CLAIMS TRACKING (ECT(TM)) provides immediate Internet-based tracking of both e-commerce claims and, for those payers utilizing Health-e Network(TM), up-dated status on the paper claims that have been converted to an e-commerce format. We believe that this is the first product that affords providers the opportunity to utilize an Internet application to check on the status of "all-payer" healthcare claims.

o STRATEGIC PARTNERS SERVICES. EDSS is partnering with other related healthcare application and service suppliers who offer a complement to the services relevant to the provider customers currently using Health-e Network(TM). These include practice management systems (both client/server and ASP client models) who have integrated our transactions processing capabilities into their applications. In the future, we may also partner with companies offering pharmacy services, transcription, clinical messaging, continuing medical education, medical supplies, credentialing, and other services in order to add value to the existing offering and increase revenues.

o DIRECT-PAYER EDI provides network connectivity to payer organizations from existing physicians and gateways. This is usually the initial step for a payer working with us.

o CUSTOMER SERVICE. As an adjunct to its transaction processing services, we maintain customer service facilities with help desks for real-time customer inquiries. We offer on-line and personal technical support. Client support employs a modern call tracking and response system that is directly connected to the processing center. Customer support services, available via telephone, are frequently included in the contract price for transaction processing services, but may also be billed separately, depending upon the specific contract terms. We also offer other services, such as on-site product training and installation. For example, an extensive three-part training program facilitates a provider's transition from paper to e-commerce.

STRATEGY

      Our strategy is to continue to expand the transaction types and transaction volumes currently being processed by the organization. We have a strong commitment to healthcare's current transaction processing requirements while pursuing a strong Internet strategy. We recognize the necessity to manage and develop both environments while establishing a clear migration path that combines the best capabilities of both. We believe that successfully managing this dual track will result in steadily growing revenues and profitability. We seek to establish a predictable recurring revenue base by entering into multi-year agreements.

      To accomplish the strategy, EDSS co-markets its services with payers to physicians conducting paper claims transactions, thus leveraging its payer client base. We are also working to establish revenue-based partnerships with other e-health organizations serving both the provider and payer markets. On the provider side, we are forming new partnerships with practice management software vendors by which these vendors are integrating our transactions capabilities programmatically into their software applications. Vendors are also adding Health-e Network(TM), e-commerce customer service and support components into their core service offerings to providers. With payers, new contracts are under negotiation with additional large and small health plans for e-commerce, ADS and PASS. These contracts will continue to increase transactions volumes and co-marketing exposure.

      In the future, EDSS may also partner with companies offering pharmacy services, transcription, clinical messaging, continuing medical education, medical supplies, credentialing, and others in order to add value to the existing offering and increase revenues. The products and services of these partners can be integrated into the EDSS offering, or certain EDSS products and services will become a part of its partners' respective offerings. This will further expand our sales. In addition, we will seek to establish revenue-based relationships with other e-health organizations whose offerings will be included on the EDSS website.

      We will also seek to accelerate our growth by continuing the development and expansion of our e-commerce and Internet offerings accompanied by the broadening of our marketing as a result of new payer and strategic partner relationships. We are also continually exploring growth through acquisitions with companies that may compliment the business model. EDSS has not entered into any agreements for acquisitions at this time.

INDUSTRY

      We believe that healthcare information services will continue to be one of the fastest growing segments within the healthcare industry, and the use of e-commerce and the Internet (though in their early stages) will dramatically increase over the next 3-5 years as a major component of daily operations for healthcare industry participants.

      Demand for our services is driven by three factors. First, payer organizations are tightening their budgets and lowering reimbursements to providers. Payers must secure outsourcing services that bring them greater efficiencies and support higher levels of electronic transaction processing between them and their respective provider networks. Second, the payer community is focusing on decreasing operating costs and increasing profit margins. Payers have an incentive to increase the use of e-commerce and the Internet because electronic transactions cost payers less to administer. By contracting with EDSS for utilization of our products and services, payers have an opportunity for fixed cost pricing and significant levels of overhead reduction. Third, government and industry legislation and rulemaking, especially the Health Insurance Portability and Accountability Act (HIPAA), the Joint Commission on Accreditation of Healthcare Organizations (JCAHO), industry accreditation groups such as NCQA and organized lobbies representing provider groups are requiring electronic claims reimbursement in an effort to recognize efficiencies gained by electronic data exchange and to shorten the payment cycle. These regulations are also driving the development and standardization of many other electronic healthcare transaction types for additional administrative simplification. As a result, payers are moving to outsource many primary transactions processing functions (i.e. paper claims, imaging/scanning, e-commerce implementation, pre-adjudication, mailroom services, etc.) to reduce their internal information technology staffing costs, meet government regulations, as well as partnering to achieve increased levels of provider connectivity.

      EDSS presents significant opportunities, especially in the physician market. According to the 2000 Health Data Directory, 64.5% of claims are submitted electronically via third parties or on a direct basis to payers. The largest share of electronic claims (including 89% of Medicaid and 84% of Medicare) are sent to the government, which requires electronic transmission. Of the payers, commercial and managed care organizations receive the lowest percentage of electronic claims (45% and 18%, respectively). Of the providers, hospitals send the most electronic claims (84.5%) and physicians send the least (43%).

      Growing interest in electronic healthcare administrative and financial transactions has resulted from the anticipated lower costs of adopting and utilizing the Internet. The healthcare industry's continuing reliance on paper and manual processing is costly and inefficient, a status making it a prime target for many of the latest workflow technologies. According to the U.S. General Accounting Office (GAO), $0.20 of every healthcare dollar is spent on administrative costs. The promise of the Internet has been met with a flurry of companies offering all levels of new Internet-based services to the healthcare industry. Although technically the efficiencies are clearly available, healthcare as an industry moves slowly and adoption and integration of these offerings into daily practice has so far been at a very low level.

      The Administration Simplification Act (AS), Section F of HIPAA, requires the adoption of eight standard financial and administrative formats to enable health information to be exchanged electronically, thus improving the efficiency and effectiveness of the health care system. HIPAA-AS should accelerate the number of electronic claims, and related transactions, such as eligibility, enrollments and disenrollments, etc. As payers must develop the capacity to accept or send HIPAA-AS mandated transaction sets, payers can look to third parties such as Health-e Network to accept or send transaction information on their behalf. Management believes that the combination of HIPAA, NCQA, and other healthcare lobbying groups should drive the growth of batch (medical) claims, real-time transactions, and claims outsourcing processes.

COMPETITION

      EDSS faces potential competition in the healthcare e-commerce market not only from other companies that are similarly specialized, but also from companies involved in other, more highly developed sectors of the electronic transaction processing market. Such companies could enter into, or focus more attention on, the healthcare transaction processing market as it develops.

      In the electronic data interchange business, EDSS competes against traditional claims clearinghouses, such as ENVOY (a division of Healtheon/WebMD), National Data Corp., Per-Se Technologies, ProxyMed, ClaimsNet and others. EDSS also competes with legacy practice management systems vendors offering a claims processing component. In addition, EDSS faces competition by selected providers bypassing EDSS's electronic network and going directly to the payers.

      In newer areas of real-time connectivity, EDSS competes against entrants such as Healtheon/WebMD, MedicaLogic, XCare.net and others. Until now there has been lower demand in this area and fewer available buying dollars from an industry still dealing with today's transaction processing challenges.

      Factors influencing competition in the healthcare market include (i) compatibility with the provider's software and inclusion in practice management products and (ii) relationships with third-party payers, including managed care organizations. EDSS believes that the most significant factors in developing and maintaining relationships with its customers are the breadth, price and quality of EDSS's products and services, provider level support and EDSS's ability to address its customers' current needs effectively while facilitating the transition to high levels of utilization of Internet applications. We seek to establish a predictable recurring revenue stream by entering into multi-year agreements.

SALES AND MARKETING

      EDSS develops and maintains payer, provider and vendor relationships through our sales and marketing personnel located in five geographic regions. Our sales and marketing strategy focuses on selling our services to providers either directly, through sales representatives and through organizations, such as healthcare finance consulting firms, practice management software firms and third party administrators that have relationships with or access to a large number of providers. We develop long-term relationships with third party payers and other large submitters of claims. In addition, we work closely with practice management system vendors to provide an integrated solution to providers.

      Some of our payers co-sponsor marketing seminars and on-site meetings with providers for WinHECET(TM) and HECET(TM) front-end software with providers. These seminars are one of our most effective marketing tools, second only to our interactive demonstration and installation CD-ROM that is mailed out or presented by sales associates to providers. As of December 2000, approximately 15,500 physicians were actively submitting claims via Health-e Network(TM) with scheduled installation backlog of pproximately 2,000 providers for its WinHECET(TM) product.

CUSTOMERS

      Our principal customers consist of healthcare providers, such as physicians, hospitals, clinics and billing services, and third-party payers, such as indemnity insurers, managed care organizations, preferred provider organizations, claims submitters and state/federal governmental agencies. In addition, Health-e Network markets its services indirectly to providers and payers through third party administrators, aggregators, consultants and accountants. QualMed, Inc. and Benesight accounted for 16% and 14%, respectively, of total revenues during fiscal 2000. QualMed accounted for 12% of total revenues during fiscal 1999.

      We typically provide real-time services to customers under contracts that are not exclusive and generally do not guarantee a specific transaction volume or revenue stream. The pricing of our services both on a monthly and per-claim basis is set under contracts typically having terms of one to seven years, subject to a variety of early cancellation arrangements.

      We enter into contracts with providers, payers and other claim submitters, such as third party administrators, practice management system vendors, clearinghouses and billing services. Our claim submitter contracts often contain exclusivity provisions whereby the submitter agrees to process all claims through us, provided that we have network access to the payer.

OPERATIONS

      We deliver our services via a state-of-the-art network comprised of multiple servers, a mixture of commercial and Health-e Network(TM) proprietary software, high-speed Ethernet connections, and dial-up and private-line connections to/from customers.

      Our computer network provides for multi-path host access with a high degree of accuracy and integrity. It was designed to operate continuously and was constructed and engineered with fault tolerance and redundancy in mind. Servers are typically configured with redundant hard drives, multiple power supplies, and multiple processors. Power is provided via uninterruptible power supply systems. The software and related data files that are maintained and processed on the network are backed up nightly and stored off-site from the data center.

      Our communications network consists of redundant connections to the Internet as well as private, direct connections to payers ranging from DSO's to full T-1's. The communications network also includes expansive facilities for analog transfer of data to and from providers. The entire network is designed to facilitate secure, electronic, real-time communications among payers, providers and other users, of critical and sensitive healthcare information.

PROPRIETARY RIGHTS

      We own certain of the software and systems designs that we use and has a limited, perpetual, nonexclusive, royalty-free license to use other software and systems designs. We also license certain other software from third parties.

      Our success is dependent in part upon electronic transaction processing technology developed by us. We have not sought patents or copyright protection for any of our software or related technology. A combination of trade secrets, service mark and contract protection is used to establish and protect that technology. There can be no assurance these legal protections and the precautions will be adequate to prevent misappropriation of technology used by us. Furthermore, the legal protections do not prevent independent third-party development of competitive technology.

NAME CHANGE

      Electronic Data Systems (EDS) recently filed an opposition to our application for trademark protection for our logo, EDSS, allegedly because use of the mark is likely to cause confusion with its products and services. Although we continue to dispute EDS' claim, we expect to settle the matter with them. We plan to change our name and logo within the next year to reflect the expansion of our healthcare and e-commerce services beyond the clearinghouse functionality.

GOVERNMENT REGULATION AND HEALTHCARE REFORM

      The healthcare industry is highly regulated and subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare organizations. Our products are designed to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. Changes in such systems could result in the need for unplanned product enhancements, delays or cancellations of product orders or shipments, or the revocation of endorsement of our products and services by hospital associations or other customers. Any of such occurrences could have a materially adverse effect on our business, financial condition and results of operations.

      During the past several years, the United States healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates. Certain proposals to reform the U.S. healthcare system are periodically considered by Congress and certain state legislatures. These programs may contain proposals to increase governmental involvement in healthcare or otherwise change the operating environment for our current and potential customers. Healthcare organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for our products and services. On the other hand, changes in the regulatory environment have increased and may continue to increase the needs of healthcare organizations for cost-effective information management and thereby enhance the marketability of our products and services.

      We cannot predict with any certainty what impact, if any, such proposals or reforms might have on EDSS's business, results of operations and financial condition. In addition, many providers are consolidating to create integrated healthcare delivery systems with greater regional market power. As a result, these emerging systems could have greater bargaining power, which may lead to price erosion of our products and services. The failure of EDSS to maintain adequate price levels would have a materially adverse effect on our business, financial condition and results of operations. Other legislative or market-driven reforms could have unpredictable effects on our business, financial condition and results of operations.

      Recent government and industry legislation and rulemaking, especially the Health Insurance Portability and Accountability Act (HIPAA), the Joint Commission on Accreditation of Healthcare Organizations (JCAHO), industry accreditation groups such as NCQA and organized lobbies representing physician groups are requiring electronic claims reimbursement to shorten the payment cycle. HIPAA should accelerate the number of electronic claims and related real-time transactions, such as eligibility, verification, enrollment, etc. A section of HIPAA, The Administrative Simplification Act, requires payers to receive medical claims electronically in order to lower transaction costs. The Administrative Simplification Act also requires payers to use eight standardized real-time transactions, including eligibility. Payers should be able to meet these requirements by outsourcing the claims processing function to third parties such as Health-e Network.

      The United States Food and Drug Administration (FDA) is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act. Computer products are subject to regulation when they are used or are intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body. The FDA could determine in the future that any predictive aspects of our products and services make them clinical decision tools subject to FDA regulation. Compliance with these regulations could be burdensome, time-consuming and expensive. We also could become subject to future legislation and regulations concerning the development and marketing of healthcare software systems. These could increase the cost and time necessary to market new products and could affect us in other respects not presently foreseeable. We cannot predict the effect of possible future legislation and regulation.

      The confidentiality of patient records and the circumstances under which such records may be released for inclusion in our databases are subject to substantial regulation by state and federal governments. These state laws and regulations govern both the disclosure and the use of confidential patient medical record information. Although compliance with these laws and regulations is at present principally the responsibility of the hospital, physician or other provider, regulations governing patient confidentiality rights are evolving rapidly. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of such information to implement security measures that may require substantial expenditures by EDSS. There can be no assurance that changes to state or federal laws will not materially restrict the ability of providers to submit information from patient records using our products.

FACILITIES

      Our executive and corporate offices are located in Colorado Springs, Colorado in approximately 20,000 square feet of office space under a lease that expires June 14, 2003. EDSS has a processing center in Pueblo, Colorado that occupies approximately 11,000 square feet. EDSS also maintains offices in Cooper City, FL, Jacksonville, FL, Philadelphia, PA and Chicago, IL. We believe that our facilities are adequate for our current operations.

EMPLOYEES

      As of January 10, 2001, EDSS had approximately 451 employees, including approximately 89 salaried and 362 hourly employees (including temporary employees). None of these employees is represented by a union or other collective bargaining group. Health-e Network believes its relationship with its employees is good.

LITIGATION

      EDSS is not currently party to any litigation.

TELECOMMUNICATIONS

      The Company has sold or otherwise disposed of all its telecommunications businesses, but continues actively to seek acquisitions in the area. Management believes that the prices of telecommunications businesses have only recently been reduced sufficiently to offer again attractive opportunities. The Company invested over $280,000 in 1999 in connection with an abandoned acquisition of a telecommunications company. Some of the Company's telecommunications operations are described below.

      WIRELESS CABLE. In June 1997 the Company completed the sale of its subsidiary, South Florida Television Inc., which held its rights to provide wireless cable TV service in Miami, to BellSouth Corporation (NYSE: BLS) for 1,048,321 shares of BellSouth common stock, based on a $48 million purchase price. The company does not currently own any wireless cable systems or channels, and, while the Company continues to seek and review opportunities in this area, it has no specific agreements or understandings to acquire any such assets.

STRATEGIC ALLIANCES AND INVESTMENTS

      DEVELOPING TECHNOLOGY. The Company is reviewing on a preliminary basis acquisitions of healthcare, telecommunications and strategically linked companies.

      TLC PRODUCTIONS. TLC Productions, Inc. ("TLC"), acquired by the Company in 1995, is a teleport and uplink facility located in North Miami, Florida, that provided satellite uplink services to clients who then are able to rebroadcast signals to video programming distributors. TLC's television studio is used for live teleconferencing and special interviews for such networks as CNN and ESPN.

OTHER OPERATIONS

      ACQUISITIONS.The Company is actively seeking to acquire other businesses in telecommunications, e-health, e-commerce, media and unrelated areas, but currently has no specific agreements or arrangements to acquire any such businesses.

      ANAGRAM INTERNATIONAL COMMUNICATIONS LTD. Anagram was organized in 1995 to engage in, among other things, the business of acquiring television programming for distribution in the United States and abroad. The Company invested an aggregate of $636,875 in Anagram. Anagram wound down most of its business in 2000.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company's financial and business prospects and capital requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the limited nature of the Company's operations and the risk of the Company's failure to acquire additional businesses; Health-e Network's history of losses; the uncertain acceptance of Health-e Network; competition; existing government regulations and changes in, or the failure to comply with, government regulations; the ability of the Company to sustain, manage or forecast its growth; dependence on significant customers and the potential loss thereof; the ability to attract and retain qualified personnel; and other factors referenced in this Annual Report on Form 10-K. Certain of these factors are discussed in more detail elsewhere in this Annual Report on Form 10-K, including, without limitation, under the captions "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business" and Exhibit 99 hereto. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

ITEM 2. PROPERTIES

      The Company generally leases the real estate where its business, offices and wireless cable transmitters are located. In June 1994, a subsidiary of the Company entered into an 8-year operating lease of office space for its offices in New York at a rate of $7,892 plus escalation charges per month. The Company and certain subsidiaries lease office space in Rantoul, Illinois, from a company owned by an officer and the former Chairman of the Company. The lease agreement is on a month-to-month basis based on the needs of the Company. The Company's subsidiary, EDSS, leases approximately 20,000 square feet of office space under a lease that expires June 14, 2003. EDSS also maintains offices at Ft. Lauderdale, FL, Jacksonville, FL, Tampa, FL, Philadelphia, PA and Chicago, IL. The Company's subsidiary, TLC, leases approximately 6,500 square feet of office space on a month to month basis. The total lease payments for the year ended October 31, 2000 were approximately $604,000 (net of $36,000 of rental income) as compared to approximately $395,000 (net of $62,000 of rental income) for the year ended October 31, 1999. The Company believes its properties are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

            Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock, $.01 par value, is traded on the Nasdaq National Market ("Nasdaq") under the symbol "NWIR". The following table sets forth the range of high and low sale price information for the Common Stock for each full fiscal quarterly period for the last two years as reported by Nasdaq.

                 1999                  2000
            --------------        --------------

Quarter     High       Low        High       Low
-------     ----       ---        ----       ---
First       19-5/8     14         29-1/4     14-3/4

Second      20         13-1/4     35-3/4     19

Third       17-5/8     15-1/8     25-1/2     18-1/4

Fourth      16         13         23-15/16   14-1/2

      As of January 24, 2001, there were approximately 1,000 beneficial holders of Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

      The selected historical financial data for the Company presented below under the captions "Operating Data" and "Balance Sheet Data" as of October 31, 1996, 1997, 1998, 1999 and 2000, and for the years ended October 31, 1996, 1997,
1998, 1999 and 2000 are derived from the Company's consolidated financial statements. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                               Year Ended     Year Ended      Year Ended      Year Ended     Year Ended
                                              October 31,    October 31,     October 31,     October 31,    October 31,
                                              ------------   ------------    ------------    ------------   ------------
                                                  2000           1999            1998            1997           1996
                                              ------------   ------------    ------------    ------------   ------------
Operating Data:
  Total Revenue                               $ 11,211,363   $  6,992,256    $  6,801,632    $  4,717,681   $  2,317,734
  Service Revenue                                9,031,402      5,325,505       4,492,991       3,308,080      1,223,561
  Expenses                                      13,418,334      8,585,068       7,699,825       6,055,033      3,334,558
  Net Gain (Loss) on securities transactions     4,040,583     (1,283,451)     (4,116,031)           --             --
  Gain on Sale of SFTV(1)                             --             --              --        44,196,516           --
  Net Income (Loss)                              1,782,612     (1,376,263)     (3,314,224)     25,969,164     (1,016,824)
  Net Income (Loss) per common share-
    Basic (2)                                         0.53          (0.42)          (1.01)           7.96          (0.31)

  Weighted average number of common
    Shares outstanding-Basic (2)                 3,333,000      3,293,274       3,283,000       3,259,923      3,253,000

Balance Sheet Data:
  Cash and cash equivalents                     11,520,876     24,754,663    $ 27,359,353    $ 21,256,356   $ 14,788,765
  Marketable securities                         52,476,079     30,988,890      32,541,020      49,598,687              0
  Total assets                                  72,549,284     64,226,219      66,628,350      79,085,656     21,583,552
  Total liabilities                             25,262,484     16,898,016      20,273,317      36,016,130      1,391,064
  Total stockholders' equity                    47,286,800     47,328,203      46,355,033      43,069,526     20,192,488

(1) See Note 4 to Consolidated Financial Statements
(2) See Note 2 to Consolidated Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

      National Wireless Holdings Inc. ("NWH" or the "Company"), a Delaware corporation organized on August 31, 1993, is an electronic commerce and communications company focussing primarily on acquisition and operation of telecommunications, e-commerce and other strategically linked businesses. The Company currently owns and operates Electronic Data Submission Systems, Inc.
(EDSS), a business-to-business healthcare e-commerce data interchange company, providing links between healthcare providers and payers. The Company also owns and operates a satellite programming uplink facility. In addition to these businesses, the Company continues its business of acquiring controlling interests in telecommunications, healthcare and other strategically linked areas. The Company may acquire or invest in other businesses. In June 1997, the Company sold its wireless cable assets in Miami Florida in exchange for common stock of BellSouth Corporation.

The Company was incorporated in Delaware on August 31, 1993. The Company's fiscal year ends on October 31.

Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company's financial and business prospects and capital requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors as described in Exhibit 99 to this Annual Report on Form 10-K that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. See "Business--Special Note Regarding Forward-Looking Statements" and the Financial Statements.

RESULTS OF OPERATIONS

2000 AS COMPARED TO 1999:

Services Revenue:
Services revenue increased from $5,325,505 in 1999 to $9,031,402 in 2000, primarily reflecting increased revenues of EDSS, the Company's subsidiary.

Interest and Dividend Income:
Interest income increased from $1,079,128 in 1999 to $1,729,998 in 2000, primarily as a result of increased cash, cash equivalents and marketable securities balances and higher interest rates. Dividend income decreased from $587,623 in 1999 to $449,963 in 2000, due to lower dividends received on BellSouth common stock as shares were sold during the year.

Cost of Services:
Cost of services increased from $2,918,976 in 1999 to $5,468,001 in 2000 as a result of increased business levels of EDSS.

Professional Fees:
Professional fees decreased from $725,708 in 1999 to $624,969 in 2000, as a result of lower activity relating to tax and corporate actions in 2000. Professional fees included approximately $181,000 in 1999 for a successful defense of an Internal Revenue Service audit.

General and Administrative:
General and administrative expense increased from $3,783,442 in 1999 to $6,190,496 in 2000, primarily as a result of increased business levels at EDSS.

Depreciation and Amortization:
Depreciation and amortization decreased from $1,087,386 in 1999 to $1,044,944 in 2000, primarily because assets of our satellite programming uplink facility were fully depreciated and have not been replaced.

Interest Expense:
Interest expense increased from $69,556 in 1999 to $89,524 in 2000, due to higher debt of EDSS and miscellaneous tax charges.

(Loss) from Operations:
As a result of the foregoing events, loss from operations was ($1,592,812) in 1999 as compared to a loss from operations of ($2,206,971) in 2000.

Gain/(Loss) on Securities Transactions, Net:
We realized a net gain on securities transactions for 2000 of $4,040,583, as compared to net loss for 1999 of ($1,283,451), primarily as a result of closing option positions on, and the sale of, BellSouth common stock. The effect of unrealized gains on marketable securities as reflected in Other Comprehensive Income (Loss) amounts to ($1,824,015), net of related income taxes, in 2000 and $1,924,433 in 1999.

Income (loss) before provision for income taxes:
We realized income before provision for income taxes of $1,833,612 for 2000, as compared to a loss before provision for income taxes of ($2,876,263) for 1999, primarily as a result of increased gain on securities transactions.

Provision (benefit) for income taxes:
The provision (benefit) for income taxes was $51,000 for 2000, as compared to a benefit for income taxes of ($1,500,000) for 1999.

Net Income (Loss):
Net income increased from a net loss of ($1,376,263) in 1999 to a net income of $1,782,612 for 2000, as a result of the foregoing events.

1999 AS COMPARED TO 1998:

Service Revenue:
Service revenue increased from $4,492,991 in 1998 to $5,325,505 in 1999 primarily reflecting increased revenues of EDSS.

Interest and Dividend Income:
Interest income decreased from $1,829,378 in 1998 to $1,079,128 in 1999 as a result of a reduction in funds invested in interest bearing instruments due to net cash used in operating activities. Dividend income increased from 479,263 in 1998 to 587,623 in 1999 as a result of a dividend increase by Bell South.

Cost of Services:
Cost of services increased from $2,606,475 in 1998 to $2,918,976 in 1999 as a result of increased business levels of EDSS.

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

General and Administrative:
General and administrative expense increased from $2,664,329 in 1998 to $3,783,442 in 1999 primarily as a result of increased business levels at EDSS.

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

EDSS RESULTS OF OPERATIONS:

      EDSS, on a stand-alone basis, has incurred operating losses of ($5,978,155) on a cumulative basis through September 30, 2000, including ($2,304,386) of loss in 2000, and ($637,312) of loss in 1999. (See note 3 to the
Financial Statements). Such losses have been financed principally through equity investments by the Company, including $1,000,000 in October 2000, and $5,035,000 (including accrued interest) of loans from the Company pursuant to a loan agreement, which provides for a line of credit of up to $4,800,000. Based upon existing contracts with physicians, other providers, payers and management companies, ramp up expenses associated with rapid revenue growth and current expense levels, management believes that EDSS will need to obtain additional financing to achieve its strategic business plan. Although we may seek additional outside financing for EDSS, we plan to continue to provide financing necessary to support EDSS's growth.

LIQUIDITY AND CAPITAL RESOURCES

      We fund our operations with the net proceeds from our initial public offering in 1994 of 2,000,000 shares of Common Stock aggregating, after payment of offering costs, approximately $22,000,000 and the June 1997 sale of its South Florida wireless cable subsidiary for $48 million in BellSouth common stock. The proceeds have been used for, and are currently reserved to fund acquisitions of, healthcare e-commerce investments, telecommunications assets, media businesses, development of our other businesses and development and acquisition of new technologies and businesses in other areas. Such amount, with earnings thereon, is expected to be sufficient to implement this business plan through October 2001, or for a shorter period if we determine to invest a substantial portion of our assets in major acquisitions or equity investments.

      As of October 31, 2000, we had approximately $64 million in cash and marketable securities, as well as our interest in EDSS, our full-service teleport and satellite uplink facility in Miami, an educational video programming distributor and investments in other early stage companies.

      During the year ended October 31, 2000, we closed portions of our option position in BellSouth common stock and sold shares of BellSouth common stock. While we continue to review our position in BellSouth common stock and from time to time have sold and purchased shares and options on the position, we have not yet determined whether we will sell or hedge our remaining BellSouth securities in the near future or how we will invest the proceeds of any such sale.

      In October, 2000, we purchased additional shares of Common Stock of EDSS for $1,000,000, and we currently own over 80% of the outstanding diluted common stock and, with additional voting rights, 97% control of EDSS. In the year ended October 31, 2000, the Company advanced an additional $2,967,000 to EDSS, for a total outstanding loan of $5,168,855, including accrued interest. Interest receivable increased by $273,855 to $413,855. The outstanding balance under this loan agreement has been eliminated from the balance sheet in consolidation. We plan to invest additional amounts in EDSS to finance its sales growth.

      Operating overhead costs of EDSS have increased in order to support its continued growth. We anticipate related increased revenues at EDSS in the near future.

      Following completion of the sale of its South Florida wireless cable assets, we allocated our capital to development of its other businesses and to acquisitions; and we actively seek to acquire or invest in other businesses in telecommunications, media or in unrelated areas. We have no specific arrangements with respect to any such acquisitions or investments at the present time. There can be no assurance that any such acquisitions or investments will be made.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item with respect to the executive officers and directors of the Company is incorporated herein by reference to the sections entitled "Executive Officers of the Company and Election of Directors" in the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April, 2001.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled "Security Ownership of Directors and Executive Officers" in the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April, 2001.

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

3.1(1)      Certificate of Incorporation and By-laws of Company.
3.1(a)(3)   Amendment, dated June 29, 1995, to the Company's By-Laws.
3.1(a)(9)   Amendment to Certificate of Incorporation, dated June 10, 1997.
3.1(b)(9)   Amendment to Company's By Laws, dated June 10, 1997.
3.1(d)(14)  Amendment to Company's Bylaws, dated June 2, 2000.
4(6)        Rights Agreement, dated as of December 12, 1996, between National
            Wireless Holdings Inc. and Continental Stock Transfer and Trust
            Company, as Rights Agent, which includes as Exhibit A the Form of
            Certificate of Designations designating the relative rights, preferences and limitations of the Series A Junior Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the
            Summary of Rights to Purchase Preferred Shares.
4(a)(14)    Amendment to Rights Agreement, dated as of December 12, 1996.
4.1(2)      Specimen of Common Stock Certificate.
4.2(1)      Form of Representative Warrant Agreement with form of
            Representative's Warrant attached.
10.1(15)    Restated and Amended Employment Agreement with Terrence S. Cassidy, dated June 26, 2000
10.4(1)     Company's 1993 Stock Option Plan.
10.37(a)(5) Withdrawn.
10.37(b)(5) Withdrawn.
10.38(6)    Press Release, dated February 27, 1997.
10.38(7)    Withdrawn.
10.39(8)    Withdrawn.
10.40(9)    Form of Director Indemnification Agreement.
10.42(9)    1997 Equity Incentive Plan.
10.43(9)    Restated Stockholders Agreement, dated September 10, 1997, between the Company, Joseph D. Truscelli and Electronic Data Submission
            Systems, Inc.
10.45(11)   Withdrawn.

10.47       Loan Documentation relating to the EDSS Credit Facility.
            (a) Restated Loan Agreement(12).
            (b) Note(12).
            (c) Withdrawn.
            (d) Amendment No. 4(16).
            (e) Bridge Note(16)
99(16)      Factors That May Affect Future Results of Operation

(b)         Reports on Form 8-K: Not applicable.

A Definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2001 will be filed by amendment.

---------------------------

(1) - Filed with the initial filing of the Company's Registration Statement on Form S-1, File No. 33-7914.
(2)  -  Filed with Amendment No. 3 to the Company's Registration Statement.
(3)  -  Filed with Form 10-Q for the Quarter ended July 31, 1995.
(5)  -  Filed with Form 8-K dated December 12, 1996.
(6)  -  Filed with Form 8-K dated February 26, 1997.
(7)  -  Filed with Form 10-Q for the Quarter ended January 31, 1997.
(8)  -  Filed with Form 10-Q for the Quarter ended April 30, 1997.
(9)  -  Filed with Form 10-Q for the Quarter ended July 31, 1997.
(11) -  Filed with Form 10-Q for the Quarter ended January 31, 1998.
(12) -  Filed with Form 10-Q for the Quarter ended April 30, 1999.
(14) -  Filed with Form 10-Q for the Quarter ended April 30, 2000.
(15) -  Filed with Form 10-Q for the Quarter ended July 31, 2000.
(16) -  Filed herewith

NATIONAL WIRELESS HOLDINGS INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

                                                                          PAGE

Report of Independent Accountants                                          F-2

Consolidated Balance Sheets as of October 31, 2000 and 1999                F-3

Consolidated Statements of Operations for the years ended October 31,
2000, 1999 and 1998                                                        F-4

Consolidated Statements of Comprehensive (Loss) Income for the years
ended October 31, 2000, 1999 and 1998                                      F-5

Consolidated Statements of Stockholders' Equity for the years ended
October 31, 2000, 1999 and 1998                                            F-6

Consolidated Statements of Cash Flows for the years ended October 31,
2000, 1999 and 1998                                                        F-7

Notes to Consolidated Financial Statements                                 F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF NATIONAL WIRELESS HOLDINGS INC.:


In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) on page 25 present fairly, in all material respects, the financial position of National Wireless Holdings Inc. and its subsidiaries at October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





December 20, 2000

NATIONAL WIRELESS HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2000 AND 1999
------------------------------------------------------------------------------

                                                                            2000          1999
ASSETS

Current assets:
   Cash and cash equivalents                                             $11,520,876    $24,754,663
   Marketable securities                                                  52,476,079     30,988,890
   Trade and other receivables                                             1,867,238      1,921,497
   Refundable income taxes                                                      --          556,870
   Prepaid expenses and other current assets                                 395,204        114,841
                                                                         -----------    -----------
         TOTAL CURRENT ASSETS                                             66,259,397     58,336,761

Transmission and related equipment, net of accumulated depreciation
   of $958,707 and $754,544, respectively                                    536,277        802,107
Leasehold improvements, office equipment and service vehicles, net of
   accumulated amortization of $1,428,305 and $970,099, respectively       1,560,198      1,022,693
Wireless frequency license and acquisition costs, net of accumulated
   amortization of $220,578 and $182,507, respectively                       161,133        199,204
Intangible assets, net of accumulated amortization of $1,287,592 and
   $1,004,755, respectively                                                3,379,872      3,662,709
Investments and other assets                                                 652,407        202,745
                                                                         -----------    -----------

         TOTAL ASSETS                                                    $72,549,284    $64,226,219
                                                                         -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                 $15,404,140    $ 4,725,898
   Current maturities of long-term debt                                      109,556         79,472
   Current income taxes                                                      278,130           --
   Deferred income taxes                                                   9,100,000     11,750,000
                                                                         -----------    -----------
         TOTAL CURRENT LIABILITIES                                        24,891,826     16,555,370

Note payable to related party                                                140,000        140,000
Long-term debt                                                               230,658        202,646
                                                                         -----------    -----------
         TOTAL LIABILITIES                                                25,262,484     16,898,016
                                                                         -----------    -----------

Commitments

Stockholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized;
     no shares issued or outstanding                                            --             --
   Common stock, $.01 par value; 20,000,000 shares authorized;
      3,333,000 shares issued and outstanding, respectively                   33,330         33,330
   Additional paid-in capital                                             23,071,872     23,071,872
   Retained earnings                                                      16,522,174     14,739,562
   Accumulated other comprehensive income                                  7,659,424      9,483,439
                                                                         -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY                                       47,286,800     47,328,203
                                                                         -----------    -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $72,549,284    $64,226,219
                                                                         -----------    -----------



                See accompanying notes to consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------

                                                    2000             1999          1998
Revenue:
   Service revenue                            $ 9,031,402        $ 5,325,505     $ 4,492,991
   Interest income                              1,729,998          1,079,128       1,829,378
   Dividend income                                449,963            587,623         479,263
                                              -----------        -----------     -----------

         TOTAL REVENUE                         11,211,363          6,992,256       6,801,632
                                              -----------        -----------     -----------

Expenses:
   Cost of services                             5,468,401          2,918,976       2,606,475
   Wireless market and technology development        --                 --           858,000
   Professional fees                              624,969            725,708         735,491
   General and administrative                   6,190,496          3,783,442       2,664,329
   Depreciation and amortization                1,044,944          1,087,386         777,823
   Interest                                        89,524             69,556          57,707
                                              -----------        -----------     -----------

         TOTAL EXPENSES                        13,418,334          8,585,068       7,699,825
                                              -----------        -----------     -----------


Loss from operations                           (2,206,971)        (1,592,812)       (898,193)
Gain (loss) on securities transactions, net     4,040,583         (1,283,451)     (4,116,031)
                                              -----------        -----------     ------------
         INCOME (LOSS) BEFORE PROVISION FOR
         INCOME TAXES                           1,833,612         (2,876,263)     (5,014,224)

Provision (benefit)  for income taxes              51,000         (1,500,000)     (1,700,000)
                                              -----------        -----------     ------------
         NET INCOME (LOSS)                    $ 1,782,612        $(1,376,263     $(3,314,224)
                                              ===========        ===========     ============

Net income (loss) per common share:
   Basic                                      $      0.53        $     (0.42)    $      (1.01)
                                              ===========        ===========     ============

   Diluted                                    $      0.53        $     (0.42)    $      (1.01)
                                              ===========        ===========     ============
Weighted average number of common
   shares outstanding:
   Basic                                        3,333,000          3,293,274       3,283,000
                                              ===========        ===========     ============
   Diluted                                      3,345,482          3,293,274       3,283,000
                                              ===========        ===========     ============




                See accompanying notes to consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------

                                                                             2000          1999            1998
Net income (loss)                                                        $ 1,782,612     $ (1,376,263)  $(3,314,224)

Other comprehensive income (loss):
   Net holding (loss) gain on marketable securities
        arising during the period, net of income taxes of
        ($1,123,414), $1,010,230 and $2,952,130, respectively             (1,280,073)      1,135,111      4,027,212
   Reclassification adjustment for (gains)
        losses recognized in net income (loss),  net of income
        taxes of ($476,586), $494,129 and $1,543,512,
        respectively                                                        (543,942)        789,322      2,572,519
                                                                         -----------     -----------    -----------

        Other comprehensive income (loss)                                 (1,824,015)      1,924,433      6,599,731
                                                                         -----------     -----------    -----------

        COMPREHENSIVE (LOSS) INCOME                                      $   (41,403)    $   548,170    $ 3,285,507
                                                                         -----------     -----------    -----------



                  See accompanying notes to consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------

                                                                                                 ACCUMULATED
                                                               ADDITIONAL                           OTHER
                                              COMMON            PAID-IN           RETAINED       COMPREHENSIVE
                                              STOCK             CAPITAL           EARNINGS          INCOME              TOTAL
Balance, October 31, 1997                  $   32,830        $ 22,647,372        $19,430,049     $   959,275        $ 43,069,526

Net loss                                            -                   -         (3,314,224)              -          (3,314,224)

Unrealized gain on marketable
securities, net                                     -                   -                  -       6,599,731           6,599,731
                                           ----------        -----------         -----------     -----------         ------------


         BALANCE, OCTOBER 31, 1999             32,830         22,647,372          16,115,825       7,559,006          46,355,033

Net loss                                            -                  -          (1,376,263)              -          (1,376,263)

Options exercised to acquire
   shares of common stock                         500            424,500                   -               -             425,000

Unrealized gain on marketable
   securities, net                                  -                  -                   -       1,924,433            1,924,433
                                           ----------        -----------         -----------     -----------         ------------
         BALANCE, OCTOBER 31, 1999             33,330         23,071,872          14,739,562       9,483,439           47,328,203

Net income                                          -                  -           1,782,612               -            1,782,612

Unrealized loss on marketable
   securities, net                                  -                  -                   -      (1,824,015)          (1,824,015)
                                           ----------        -----------         -----------     -----------         ------------
         BALANCE, OCTOBER 31, 2000         $   33,330        $23,071,872         $16,522,174     $ 7,659,424         $ 47,286,800
                                           ==========        ===========         ===========     ===========         ============




               See accompanying notes to consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------

                                                                              2000                1999              1998
Cash flows from operating activities:
   Net income (loss)                                                      $ 1,782,612        $ (1,376,263)     $  (3,314,224)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
        Depreciation and amortization                                       1,044,944            1,087,386           777,823
        Accretion of interest income                                         (105,000)                   -                 -
        (Gain) loss on securities transactions, net                        (4,040,583)           1,283,451         4,116,031
        Deferred income taxes                                              (1,050,000)          (1,401,707)     (10,470,000)
        Bad debt expense                                                            -               98,753                 -
Change in assets and liabilities:
   Trade and other receivables                                                 54,259           (1,268,837)          142,085
   Refundable income tax                                                      556,870             (556,870)                -
   Prepaid expenses and other current assets                                 (280,363)              21,243           (83,638)
   Investments and other assets                                              (449,662)             (43,932)          (43,802)
   Accounts payable and accrued expenses                                      932,425              (28,153)         (441,352)
   Current income taxes payable                                               278,130           (3,900,000)        3,900,000
   Other                                                                            -                    -         1,183,068
                                                                         ------------         ------------      ------------
        NET CASH USED IN OPERATING ACTIVITIES                              (1,276,368)          (6,084,929)       (4,234,009)
                                                                         ------------         ------------      ------------

Cash flows from investing activities:
   Acquisition of transmission and related equipment                                -             (106,395)         (276,026)
   Acquisition of leasehold improvements,
     office equipment and service vehicles                                   (846,452)            (587,540)         (182,478)
   Acquisition of marketable securities                                   (32,626,745)         (14,574,540)      (33,463,975)
   Proceeds from sale of marketable securities                             17,004,361           18,978,461        31,439,714
   Proceeds of marketable securities - short sale                           4,602,580                    -        12,132,048
   Investments                                                                      -                    -           (94,702)
   Acquisition of common stock of EDSS                                              -             (513,450)                -
   Repayments from (advance to) related party                                       -                    -         1,100,000
                                                                         ------------         ------------      ------------
        NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES               (11,866,256)           3,196,536        10,654,581
                                                                         ------------         ------------      ------------

Cash flows from financing activities:
   Exercise of stock options                                                        -              425,000                 -
   Principal payments of long-term debt                                       (91,163)            (141,297)         (317,575)
                                                                         ------------         ------------      ------------
        NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                   (91,163)             283,703          (317,575)
                                                                         ------------         ------------      ------------
        NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (13,233,787)          (2,604,690)        6,102,997
Cash and cash equivalents, beginning of year                               24,754,663           27,359,353        21,256,356
                                                                         ------------         ------------      ------------
        CASH AND CASH EQUIVALENTS, END OF YEAR                           $ 11,520,876         $ 24,754,663      $ 27,359,353
                                                                         ------------         ------------      ------------


Supplemental disclosure of cash flow information:
   Cash paid for interest                                                $     89,524         $     69,556      $     57,707
   Cash paid for taxes                                                        326,000            4,306,870         4,500,000
   Capital lease assets acquired and obligations incurred                     149,259               26,987           505,567
Non-cash financing and investing activities:
   In 1998, the Company closed 400,000 shares of its short sale position by delivery of marketable securities


                See accompanying notes to consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

1.   COMPANY OPERATIONS

     National Wireless Holdings Inc. ("NWH" of the "Company"), a Delaware corporation organized on August 31, 1993, is an electronic commerce and communications company focussing primarily on acquisition and operation of telecommunications, e-commerce and other strategically linked businesses. The Company currently owns Electronic Data Submission Systems, Inc. ("EDSS"), a business-to-business healthcare e-commerce data interchange company, providing links between healthcare providers and payers. The Company also owns and operates a satellite programming uplink facility. In addition to these businesses, the Company continues its business of acquiring controlling interests in telecommunications, healthcare and other strategically linked areas. The Company may acquire or invest in other businesses. In June 1997, the Company sold its wireless cable assets in Miami, Florida in exchange for common stock of BellSouth Corporation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF CONSOLIDATION
     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS
     Cash and cash equivalents include all highly liquid investments with original maturities of three months or less. The Company routinely invests all surplus operating funds in various money market funds. These funds generally invest in highly liquid U.S. government and agency obligations.

     MARKETABLE SECURITIES
     Marketable securities include an investment in BellSouth Corporation ("BellSouth") common stock and government debt securities. The marketable securities are classified as available for sale, and are measured at fair value in the balance sheet. Investment income or loss, including realized gains and losses on investments, interest and dividends, is included in income from operations. Unrealized gains and losses on investments are recorded, net of tax, as a separate component of stockholders' equity. Gains and losses on securities sold are determined based on the specific identification method.

     Throughout the year the Company contracts for short sales and writes call options against its investment in BellSouth. Short sales and options are recorded at fair value with unrealized gains and losses recorded, net of tax, as a separate component of stockholders' equity.

     WIRELESS FREQUENCY LICENSE AND ACQUISITION COSTS
     Wireless frequency license and acquisition costs are capitalized. Amortization is provided using the straight-line method over the life of the related agreements, which range from 5 to 10 years. Such amortization is included in depreciation and amortization in the financial statements.

     EQUIPMENT AND LEASEHOLD IMPROVEMENTS
     Equipment purchases are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which range from 5 to 10 years. Leasehold

NATIONAL WIRELESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

     improvements are recorded at cost. Amortization is provided using the straight-line method over the shorter of the life of the improvements or the related lease term. Such depreciation and amortization is included in depreciation and amortization in the financial statements.

     INTANGIBLE ASSETS
     Intangible assets consist primarily of goodwill. Goodwill represents the excess of the purchase price over the net assets of acquired companies and is being amortized on the straight-line method over 10 to 15 years. Such amortization is included in depreciation and amortization in the financial statements.

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

     CONCENTRATION OF CREDIT RISK
     Financial instruments which potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company holds no collateral for accounts receivable. Cash is place into high credit worthy financial institutions. Concentration of risks with respect to receivables is mitigated based on the number of customers and ongoing credit evaluations of existing customers.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     Cash equivalents comprise money market funds whose carrying amounts approximate fair value due to the short-term maturity of the instruments.

     Marketable securities are reflected at fair value in the accompanying consolidated balance sheet at October 31, 2000.

     Long-term debt relates principally to equipment lease obligations and a note payable to a related party. Interest rates on the debt approximate the rates available at October 31, 2000 and the Company believes that their carrying value of debt at October 31, 2000 approximates fair value.

     REVENUE RECOGNITION
     Service revenue is recognized as earned in the period the services are provided. Service revenue for EDSS (see Note 3) includes revenue associated with electronic transactions to and from physicians, hospital networks and health insurance carriers and installation revenue. Installation revenue is recognized over a twelve month period corresponding with the term of the service contract.

     INCOME TAXES
     Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial

NATIONAL WIRELESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

     reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     STOCK-BASED COMPENSATION
     The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This statement encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company continues to account for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company has included pro forma information as if the fair value-based method had been applied.

     EARNINGS PER SHARE
     Earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by adjusting weighted average number of common shares outstanding assuming conversion of all potentially dilutive stock options.

     USE OF ESTIMATES
     The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECENTLY ISSUED PRONOUNCEMENTS
     In June 1998, the FASB issued SFAS No.133, Accounting for Derivative Instruments and Hedging Activities. This statement, effective for all fiscal quarters of fiscal years beginning after January 1, 2000, establishes new accounting and reporting standards for derivative financial instruments and for hedging activities.

     The effect of the future adoption of FAS 133 will be that unrealized gains and losses on options written will be recognized in the statement of operations. Previously gains and losses on options written were not recognized in the statement of operations until settlement. The amount of unrealized gains and losses is dependent upon the market price of the stock against which the options is written. While the amount could be material, the impact is one of timing. As of October 31, 2000, such unrealized loss, which was balanced by a rise in the market value of the underlying stock, amounted to $4,325,000, which will be the cumulative effect recognized upon adoption. The Company does not believe that the adoption of FAS 133 will have a material impact on its financial position.

     RECLASSIFICATIONS
     Certain prior year amounts have been reclassified to conform to fiscal 2000 presentation.

NATIONAL WIRELESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


3.   EDSS

     In August 1996, the Company exercised a portion of its option to acquire a 50% interest in EDSS by purchasing 11% of EDSS voting common stock for $343,800 in cash. On December 13, 1996, the Company exercised a warrant and the remainder of its option to purchase additional shares of the common stock of EDSS. On September 10, 1997, the Company purchased an additional 5% of the common stock of EDSS from the principal stockholder for $750,000. The aggregate purchase price for the EDSS shares was $1,887,500, of which an aggregate of $887,500 was paid to EDSS and $1,000,000 was paid to the principal stockholder.

     The acquisition has been accounted for under the purchase method of accounting and the results of operations from the date of purchase have been reflected in the consolidated statement of operations. The purchase price has been allocated principally to intangible assets (goodwill) and is being amortized over 15 years.

     On July 31, 1998, the Company completed the purchase for $1,200,000 of shares of Series A Preferred Stock of EDSS, which when combined with its existing share ownership represents 58% of the outstanding common stock and, with additional voting rights, 82% control of EDSS. The Company paid for such securities with $1,000,000 in cash and a $200,000 reduction in the principal amount of a note outstanding pursuant to a loan agreement between EDSS and the Company. The principal stockholder of EDSS also agreed to convert $200,000 of indebtedness owed to him by EDSS into Series B Convertible Preferred Stock of EDSS.

     On July 15, 1999, the Company purchased for $513,450 from a stockholder an additional 6.4% of the common stock of EDSS, which when combined with its existing ownership represented approximately 64% of the fully diluted common stock of EDSS, and with additional voting rights 84% of the voting interest.

     In a capital call on October 20, 2000, the Company purchased $1,000,000 of common stock of EDSS, which when combined with its existing share ownership represents 80% of the outstanding common stock and, with additional voting rights, 97% control of EDSS.

     During fiscal 2000, the Company agreed to amend its loan with EDSS to increase the line of credit to $4,800,000 and advanced an additional $2,967,000 under the amended agreement. The Company has outstanding loans to EDSS of $5,168,855 including accrued interest as of October 31, 2000.

     EDSS has incurred operating losses of $5,978,155 on a cumulative basis through September 30, 2000. The Company has committed to support the operations of EDSS through September 30, 2001.

NATIONAL WIRELESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


4.   MARKETABLE SECURITIES

     Marketable securities consist of the following:

                                                            UNREALIZED
                                                              HOLDING        FAIR
                                                COST           GAINS         VALUE
As of October 31, 2000:
   BellSouth common stock                   $ 14,964,317   $ 16,614,762  $ 31,579,079
   Federal Home Loan debt securities,
     maturing August 15, 2001                 19,792,000        105,000    19,897,000
   Other                                       1,000,000              -     1,000,000
                                            ------------   ------------  ------------
                                            $ 35,756,317   $ 16,719,762  $ 52,476,079
                                            ------------   ------------  ------------
As of October 31, 1999:
   BellSouth common stock                   $ 15,765,598   $ 15,223,292  $ 30,988,890
                                            ============   ============  ============

     On February 26, 1997, the Company and its wholly-owned subsidiary, entered into an agreement with BellSouth whereby a wholly-owned subsidiary of the Company was exchanged for Bell South common stock. The transaction amounted to $48,000,000 and was treated as a tax-free reorganization. The BellSouth common stock is reflected as available for sale marketable securities.

     Included in accounts payable and accrued expenses as of October 31, 2000 and 1999 are the fair value of covered call options written on Bell South common of $8,520,468 and $3,605,900, reflecting contracts for 580,000 shares and 690,000 shares with a weighted average price of $14.69 and $5.23 and exercise date ranges of November 17, 2000 to February 16, 2001 and November 19, 1999 to February 18, 2000, respectively. Short sales of BellSouth common stock are also reflected in such account as of October 31, 2000 at a fair value of $4,831,250 representing 100,000 shares.

5.   LONG-TERM DEBT

     The Company's long-term debt is comprised of capital leases obligations with interest rates ranging from 11.8% to 16.02%, expiring through 2003.

NATIONAL WIRELESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


6.   INCOME TAXES

     The provision (benefit) for income taxes comprises:

                                       2000             1999           1998
Federal:
   Current                           $  839,500      $  (80,293)    $ 7,981,000
   Deferred                            (150,000)       (835,520)     (9,528,000)

State and Local:
   Current                               68,500         (18,000)        789,000
   Deferred                            (707,000)       (175,000)       (942,000)

Reversal of prior year income taxes           -        (391,187)              -
                                    ------------    ------------   -------------
                                    $    51,000     $(1,500,000)   $(1,700,000)
                                    ============    ============   ============


     As of October 31, 2000, 1999 and 1998, the deferred income tax liability relates to marketable securities received from BellSouth comprising the gain not yet recognized for income tax purposes and the unrealized gain on such securities since the sale.

     During fiscal 1999, the Company completed a tax examination by the Internal Revenue Service for fiscal years 1995 through 1997. Such examination resulted in no material adjustments and the Company reversed tax liabilities in 1999 of approximately $391,000 recorded in prior years for possible adjustments from such examination.

     The difference between the actual provision (benefit) for income taxes and the provision (benefit) for income taxes computed by applying the statutory federal rate to income (loss) before provision for income taxes is principally attributable to state and local taxes, net of federal income tax benefit, a change in the effective state and local tax rates, and the reversal in 1999 of prior year taxes relating to possible IRS tax adjustments

7.   CAPITAL STOCK

     The Company is authorized to issue 1,000,000 shares of Serial Preferred Stock, par value $.01 per share with dividend and liquidation preferences over the common stock.

NATIONAL WIRELESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

8.   LEASE COMMITMENTS

     The Company leases administrative facilities and office equipment under operating leases that expire between 2000 and 2003. Certain of the leases contain escalation clauses providing for increased rentals based on operating expenses or the consumer price index. Rent expense, net of rental income, under operating leases was approximately $604,000, $395,000 and $247,000 for the years ended October 31, 2000, 1999 and 1998, respectively.

     Future annual minimum rental payments as of October 31, 2000 under noncancellable operating leases for the next five years are as follows:


       YEAR ENDING
       OCTOBER 31,                                        AMOUNT
            2001                                       $   402,000
            2002                                           335,000
            2003                                           217,000
                                                       -----------
                                                       $   954,000
                                                       ===========


9.   CONSULTING AND EMPLOYMENT AGREEMENTS

     On March 14, 2000, the Company entered into a Severance Agreement with Michael J. Specchio, formerly Chairman and a director of the Company, and Specchio Associates, LLC, pursuant to which the Consulting Agreement with Specchio Associates was terminated and Mr. Specchio resigned as an officer and director. Under the Severance Agreement, the Company agreed to pay Specchio Associates an aggregate of $142,500, such amount will be paid in equal monthly installments through September 2001.

     On June 26, 2000, the Company amended its employment agreement with Terrence S. Cassidy, President and Chief Executive Officer of the Company, to increase his compensation to $260,000 per year, with a 15% raise after two years, and to provide for an initial term of three years, commencing as of June 26, 2000, with automatic extensions at the end of each year for additional one-year periods unless either party gives notice of termination prior to the end of such year.

     During the years ended October 31, 2000, 1999 and 1998, salaries and consulting fees of approximately $519,000, $660,000, and $641,000, respectively, were incurred under these contracts.

10.  STOCK OPTION PLAN

     The 1993 Stock Option Plan, as amended, and the 1997 Equity Incentive Plan (the "Plans") have participants which include key employees (including officers), directors, advisors, and independent consultants to the Company or to any of its subsidiaries. The Company has reserved 80,000 and 300,000 shares of common stock for issuance under the 1993 and 1997 Plans, respectively. Options granted to employees may be designated as incentive stock options ("ISO's") or non-qualified stock options ("NQSO's"), as defined by the Internal Revenue Service. Options granted to independent consultants and other non-employees may only be designated NQSO's.

NATIONAL WIRELESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

     The exercise price of options granted under the Plans may not be less than 100% of the fair market value of the common stock on the date of grant. Generally, options will be exercisable for a term that will not exceed ten years from the date of grant.

     During 2000, the Company granted 130,000 five-year options under the Plans, one third of which vest immediately while the remaining vest ratably over two years. During fiscal 1997, the Company granted 100,000 five-year options under the Plans, one third of which vested immediately while the remaining vest ratably over two years. 50,000 of these options expired unexercised in June 2000.

     On March 15, 2000 the Company adopted the 2000 Director Option Plan covering an aggregate of up to 70,000 shares of Common Stock, pursuant to which the Company shall grant 5 year options for 5,000 shares upon appointment of an outside director and 2,500 shares annually to each outside director on the date of each annual stockholders meeting. Any options granted under this plan shall be exercisable at the fair market value of the Common Stock at the date of the grant.

     Information with respect to shares under option is summarized below:

                                                                      EXERCISE
                                                                       PRICE
                                        ISO'S          NQSO'S        PER SHARE
Balance, October 31, 1997                23,480       126,520    $8.50-$17.05
   Granted                                    -             -

Balance, October, 31, 1998               23,480       126,520    $8.50-$17.05
    Granted                                   -             -
    Exercised                           (11,750)      (38,250)      $8.50
                                     -----------  -----------

Balance, October 31, 1999                11,730        88,270    $8.50-$17.05
   Granted                                    -       130,000    $30.00-$33.00
   Expired                               (5,865)      (44,135)     $17.05
                                     -----------  -----------
Balance, October 31, 2000                 5,865       174,135    $8.50-$33.00
                                     -----------  -----------
Exercisable, October 31, 2000             5,865        87,467
                                     -----------  -----------



     No options were forfeited during any period presented. The remaining weighted average contractual life of options outstanding at October 31, 2000 was 3.5 years.

NATIONAL WIRELESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

     The Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized with regard to options granted under the Plan in the accompanying financial statements. If stock-based compensation costs had been recognized based on the estimated fair values at the dates of grant for options awarded, net income (loss) and net income (loss) per share would have been reduced to the following pro forma amounts:

                                        2000            1999          1998
Net income (loss)
   As reported                       $ 1,782,612   $(1,376,263)    $ (3,314,224)
   Pro forma                         $ 1,353,662   $(1,391,263)    $ (3,470,224)

Earnings per share
DilBasic effect of stock options     $      0.53   $     (0.42)    $      (1.01)
   Diluted                           $      0.53   $     (0.42)    $      (1.01)
   Pro forma basic                   $      0.41   $     (0.43)    $      (1.06)
   Pro forma diluted                 $      0.40   $     (0.43)    $      (1.06)


     These pro forma adjustments to net income and net income per common share assume fair values of each option grant estimated using the Black-Scholes option pricing formula. The more significant assumptions underlying the determination of such fair value for options granted include: (i) weighted average risk-free interest rates of 6.64%; (ii) weighted average expected option life of 5 years; (iii) an expected volatility of 23%, and (iv) an expected dividend yield of 0%. The per share weighted average fair value at the dates of grant for options awarded was $9.90.

NATIONAL WIRELESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

11.  EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated as follows:

                                                         YEAR ENDED OCTOBER 31,
                                               ----------------------------------------------
                                                   2000           1999             1998
Net income (loss)                              $ 1,782,612    $ (1,376,263)    $ (3,314,224)
                                               ===========    ============     ============

Weighted average common shares outstanding:
   Basic                                         3,333,000       3,293,274        3,283,000
Dilutive effect of stock options                    12,482               -                -
                                               -----------    ------------     ------------
         Diluted                                 3,345,482       3,293,274        3,283,000
                                               ===========    ============     ============


Income (loss) per share - basic                $      0.53    $      (0.42)    $      (1.01)
Income (loss) per share - diluted              $      0.53    $      (0.42)    $      (1.01)


12.  EMPLOYEE BENEFIT PLAN

     EDSS has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows employees to make contributions up to a specified percentage of their compensation. EDSS's matching of contributions is discretionary. No contributions were made by the EDSS in 2000, 1999 and 1998.

13.  RELATED-PARTY TRANSACTIONS

     The note payable to related party of $140,000 as of October 31, 2000 and 1999 represents a loan to EDSS from a director of EDSS. The note bears interest at 8% and is due on demand after the full payment of the intercompany loan from EDSS to the Company.

     On September 27, 2000, the Company loaned $160,000 to a director of EDSS under a promissory note bearing interest of 8%, due July 27, 2001. The note is collateralized by the director's stock interest in EDSS.

     On August 22, 2000, the Company loaned $75,000 to a director of the Company. The secured term loan bore interest at 10% and was collateralized by marketable securities. The loan was repaid on October 22, 2000.

     In fiscal 1999 and 1998, the Company purchased new service vehicles from an automobile dealership which is owned by the Chairman of the Company for approximately $24,300 and $4,500, respectively.

NATIONAL WIRELESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

     The Company leases office space in Rantoul, Illinois from a company which is owned jointly by the former Chairman and an officer of the Company, for $1,750 per month. The lease agreement is on a month-to-month basis. The Company also subleases office space in New York to a company owned by a director of the Company for $800 per month which increased to $2,500 per month in March 2000. The sublease, which commenced December 1, 1994, is on a month-to-month.

14.  OPERATING SEGMENTS

     Segment information has been prepared in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." Segments were determined based on products and services provided by each segment. Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on operating income before income taxes.

     The Company currently operates in two operating segments: the holding company, which is in the business of acquiring strategically linked businesses and which operates certain businesses which are not currently material; and, its investment in EDSS (see Note 3). All operations are currently conducted in the United States.

NATIONAL WIRELESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

     Information with respect to the segments is as follows:

                                             NWH AND
                                              OTHER             EDSS         ELIMINATIONS         TOTAL
YEAR-ENDED OCTOBER 31, 2000:
Revenues
   Service                              $     226,278     $   8,805,124     $           -     $   9,031,402
   Interest and dividends                   2,454,246             5,715          (280,000)        2,179,961
Expenses
   Interest                                   (16,449)         (353,075)          280,000           (89,524)
   Depreciation and amortization             (383,181)         (661,763)                -        (1,044,944)
   Other                                   (2,043,479)      (10,240,387)                -       (12,283,866)
                                        -------------     -------------     -------------     -------------

Loss from operations                          237,415        (2,444,386)                -        (2,206,971)
                                        =============     =============     =============     =============

Total assets                            $  70,566,174     $   6,738,105     $  (4,755,000     $ 725,549,284
                                        =============     =============     =============     =============

Capital expenditures for leasehold
   improvements, office equipment,
   service vehicles and transmission
   equipment                            $       5,410     $   1,033,281     $           -     $   1,038,691
                                        =============     =============     =============     =============


YEAR-ENDED OCTOBER 31, 1999:
Revenues
   Service                              $     639,557     $   4,685,948     $           -     $   5,325,505
   Interest and dividends                   1,752,829            13,922          (100,000)        1,666,751
Expenses
   Interest                                         -          (169,556)          100,000           (69,556)
   Depreciation and amortization             (537,510)         (549,876)                -        (1,087,386)
   Other                                   (2,535,376)       (4,892,750)                -        (7,428,126)
                                        =============     =============     =============     =============

Loss from operations                    $    (680,500)    $    (912,312)    $           -     $  (1,592,812)
                                        =============     =============     =============     =============
Total assets                            $  60,671,642     $   5,342,577     $  (1,788,000     $  64,226,219
                                        =============     =============     =============     =============

Capital expenditures for leasehold
   improvements, office equipment,
   service vehicles and transmission
   equipment                            $     172,185     $     548,737     $           -     $     720,922
                                        =============     =============     =============     =============

YEAR-ENDED OCTOBER 31, 1998:
Revenues
   Service                              $   1,218,747     $   3,274,244     $           -     $   4,492,991
   Interest and dividends                   2,383,641                 -           (75,000)        2,308,641
Expenses
   Interest                                    (6,823)         (125,884)           75,000           (57,707)
   Depreciation and amortization             (394,830)         (382,993)                -          (777,823)
   Other                                   (3,280,416)       (3,583,879)                -        (6,864,295
                                        -------------     -------------     -------------     -------------

Loss from operations                    $     (79,681)    $    (818,512)    $           -     $    (898,193)
                                        =============     =============     =============     =============

Total assets                            $  62,920,622     $   4,495,728     $    (788,000)    $  66,628,350
                                        =============     =============     =============     =============

Capital expenditures for leasehold
   improvements, office equipment,
   service vehicles and transmission
   equipment                            $     301,848     $     662,223     $           -     $     964,071
                                        =============     =============     =============     =============

NATIONAL WIRELESS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly information for 2000, 1999 and 1998 is set forth in the table below:

                                                   QUARTER ENDED
                              -------------------------------------------------------
                              JANUARY 31      APRIL 30       JULY 31       OCTOBER 31
                              ----------    ----------     ----------      ----------
2000:
Revenue                       $ 2,346,565    $ 2,608,693   $ 2,827,379    $ 3,428,726
Net income (loss)                 309,582        (93,545)      525,579      1,040,996
Net  income (loss) per
   common share:
     Basic                            .09           (.03)         0.16            .31
     Diluted                          .09           (.03)         0.16            .31

1999:
Revenue                         1,551,503      1,493,203     1,861,922      2,085,628
Net (loss) income              (1,920,333)      (218,702)      336,425        426,347
Net (loss) income per
   common share:
     Basic                          (0.58)         (0.07)         0.10           0.13
     Diluted                        (0.58)         (0.07)         0.10           0.13

1998:
Revenue                         1,624,000      1,722,196     1,730,503      1,724,933
Net income (loss)                 212,614        248,620       228,207     (4,003,665)
Net income (loss)
   per common share:
     Basic                           0.06           0.08          0.07          (1.22)
     Diluted                         0.06           0.08          0.07          (1.22)


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


                          NATIONAL WIRELESS HOLDINGS INC.
                                   (Registrant)


Date: January 29, 2001    By: /s/ Terrence S. Cassidy
                          Terrence S. Cassidy, Principal Executive Officer,
                          Principal Financial Officer and Principal Accounting
                          Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                Date


/s/ Terrence S. Cassidy       Director             January 29, 2001
Terrence S. Cassidy


/s/ Thomas R. DiBenedetto     Director             January 29, 2001
Thomas R. DiBenedetto


/s/ Louis B. Lloyd            Director             January 29, 2001
Louis B. Lloyd


/s/ Michael A. McManus, Jr.   Director             January 29, 2001
Michael A. McManus, Jr.


/s/ Vincent Tese              Director             January 29, 2001
Vincent Tese