Form 10-Q
period 2001-01-31
NATIONAL WIRELESS HOLDINGS INC
filed 2001-03-19
CIK 915016

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2001

                         Commission file number: 0-23598


                         NATIONAL WIRELESS HOLDINGS INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


                         DELAWARE             13-3735316
                         -------------------------------
           (State or other jurisdiction    (IRS Employer Identification No.)
               of incorporation)


           156 West 56th Street, Suite 2001, New York, New York 10019
           ----------------------------------------------------------
               (Address of principal executive offices)     (Zip Code)


                                 (212) 582 1212
                                 --------------
              (Registrant's telephone number, including area code)

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

Common Stock, $.01 par value: 3,333,000 shares as of March 14, 2001.

NATIONAL WIRELESS HOLDINGS INC.
PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONTENTS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                          PAGE

Condensed Consolidated Balance Sheets as of January 31, 2001 and
  October 31, 2000 (Unaudited)                                              3

Condensed Consolidated Statements of Operations for the three
  months ended January 31, 2001 and 2000 (Unaudited)                        4

Condensed Consolidated Statements of Comprehensive Income for the three
  months ended January 31, 2001 and 2000 (Unaudited)                        5

Condensed Consolidated Statements of Cash Flows for the three months
  ended January 31, 2001 and 2000 (Unaudited)                               6

Notes to Condensed Consolidated Financial Statements (Unaudited)           7-8


NATIONAL WIRELESS HOLDINGS INC.                                                                             3
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------------------------------------

                                                                                 JANUARY 31,     OCTOBER 31,
                                                                                    2001            2000
                                                                                 -----------     -----------
    ASSETS

    Current assets:
      Cash and cash equivalents                                                  $10,119,193     $11,520,876
      Marketable securities                                                       46,556,837      52,476,079
      Trade and other receivables                                                  2,222,498       1,867,238
      Prepaid expenses and other current assets                                      418,579         395,204
                                                                                 -----------     -----------
               TOTAL CURRENT ASSETS                                               59,317,107      66,259,397

    Transmission and related equipment, net of accumulated
      depreciation of $998,916 and $958,707, respectively                            496,068         536,277
    Leasehold improvements, office equipment and service vehicles, net
      of accumulated depreciation of $1,593,234 and $1,428,305, respectively       1,665,561       1,560,198
    Wireless frequency license and acquisition costs, net of accumulated
      amortization of $230,120 and $220,578, respectively                            151,591         161,133
    Intangible assets, net of accumulated amortization of $1,375,351 and
      $1,287,592, respectively                                                     3,292,113       3,379,872
    Investments and other assets                                                     936,542         652,407
                                                                                 -----------     -----------

               TOTAL ASSETS                                                      $65,858,982     $72,549,284
                                                                                 ===========     ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
      Accounts payable and accrued expenses                                      $ 8,908,660     $15,404,140
      Current portion of long-term debt                                              109,556         109,556
      Current income taxes                                                            88,130         278,130
      Deferred income taxes                                                        8,775,333       9,100,000
                                                                                 -----------     -----------
               TOTAL CURRENT LIABILITIES                                          17,881,679      24,891,826

    Note payable to related party                                                    140,000         140,000
    Long-term debt                                                                   419,701         230,658
                                                                                 -----------     -----------
               TOTAL LIABILITIES                                                  18,441,380      25,262,484

    Stockholders' equity:
      Preferred stock, $.01 par value: 1,000,000 shares authorized;
        no shares issued or outstanding                                                   --              --
      Common stock, $.01 par value: 20,000,000 shares authorized;
        3,333,000 shares issued and outstanding                                       33,330          33,330
      Paid-in capital                                                             23,071,872      23,071,872
      Retained earnings                                                           16,718,154      16,522,174
      Accumulated other comprehensive income                                       7,594,246       7,659,424
                                                                                 -----------     -----------
               TOTAL STOCKHOLDERS' EQUITY                                         47,417,602      47,286,800

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $65,858,982     $72,549,284
                                                                                 ===========     ===========

See accompanying notes to unaudited condensed consolidated financial statements.


NATIONAL WIRELESS HOLDINGS INC.                                                                   4
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
----------------------------------------------------------------------------------------------------

                                                                 FOR THE THREE      FOR THE THREE
                                                                 MONTHS ENDED       MONTHS ENDED
                                                                JANUARY 31, 2001  JANUARY 31, 2000
                                                                ----------------  ----------------
Revenues:
    Services                                                      $ 3,030,862      $ 1,865,060
    Interest income                                                   461,096          361,468
    Dividend income                                                   116,592          120,037
                                                                  -----------      -----------

             TOTAL REVENUES                                         3,608,550        2,346,565
                                                                  -----------      -----------

Expenses:
    Cost of services                                                1,887,811        1,025,339
    Professional fees                                                 151,681          141,337
    General and administrative                                      1,943,607        1,177,110
    Depreciation and amortization                                     337,265          219,668
    Interest expense                                                   17,224           16,577
                                                                  -----------      -----------
             TOTAL EXPENSES                                         4,337,588        2,580,031
                                                                  -----------      -----------

Loss from operations                                                 (729,038)        (233,466)

Gain on securities transactions, net                                5,037,018          778,048
                                                                  -----------      -----------

Income before provision for income taxes and cumulative
    effect of a change in accounting for written call options       4,307,980          544,582

Provision for income taxes                                          1,300,000          235,000
                                                                  -----------      -----------

Income before cumulative effect of a change in
    accounting for written call options                             3,007,980          309,582

Cumulative effect of a change in accounting for written
    call options, net of income taxes of $1,514,667                (2,812,000)              --
                                                                  -----------      -----------

             NET INCOME                                           $   195,980      $   309,582
                                                                  ===========      ===========
Net income per common share:
    Basic                                                         $      0.06      $      0.09
                                                                  ===========      ===========
    Diluted                                                       $      0.06      $      0.09
                                                                  ===========      ===========

Weighted average number of common shares outstanding:
      Basic                                                         3,333,000        3,333,000
                                                                  ===========      ===========
      Diluted                                                       3,345,482        3,355,816
                                                                  ===========      ===========

See accompanying notes to unaudited condensed consolidated financial statements.


NATIONAL WIRELESS HOLDINGS INC.                                                                  5
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
----------------------------------------------------------------------------------------------------

                                                                FOR THE THREE      FOR THE THREE
                                                                MONTHS ENDED       MONTHS ENDED
                                                              JANUARY 31, 2001   JANUARY 31, 2000
                                                              ----------------   ----------------
Net income                                                      $   195,980      $   309,582

Other comprehensive income (loss):
    Cumulative effect of a change in accounting for written
      call options, net of income taxes of $1,514,667             2,812,000               --
    Net unrealized holding (loss) gain on marketable
      securities arising during the period, net of income
      taxes of ($1,316,485) and $299,596, respectively           (2,444,919)         428,876
    Reclassification adjustment for gains recognized
      in net income, net of income taxes of ($233,355)
      and ($299,598), respectively                                 (432,259)        (478,450)
                                                                -----------      -----------

             OTHER COMPREHENSIVE LOSS                               (65,178)         (49,574)
                                                                -----------      -----------

             COMPREHENSIVE INCOME                               $   130,802      $   260,008
                                                                ===========      ===========

See accompanying notes to unaudited condensed consolidated financial statements.


NATIONAL WIRELESS HOLDINGS INC.                                                                         6
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------

                                                                         FOR THE THREE     FOR THE THREE
                                                                         MONTHS ENDED      MONTHS ENDED
                                                                       JANUARY 31, 2001  JANUARY 31, 2000
                                                                       ----------------  ----------------
    Cash flows from operating activities:
      Net income                                                       $    195,980      $    309,582
      Adjustments to reconcile net income to net cash (used in)
        provided by operating activities:
           Depreciation and amortization                                    337,265           219,668
           Amortization (accretion) of interest income                       16,943            (6,455)
           Gain (loss) on securities transactions, net                      365,512          (778,048)
           Unrealized gain on marketable securities                      (1,040,727)               --
           Deferred income taxes                                            (14,667)          (50,000)
      Changes in assets and liabilities:
        Trade and other receivables                                        (355,260)          718,267
        Refundable income taxes                                                  --           275,000
        Prepaid expenses and other current assets                           (23,375)            1,791
        Other assets                                                       (284,135)            1,850
        Accounts payable and accrued expenses                                98,738           (24,606)
        Current income taxes payable                                       (190,000)               --
                                                                       ------------      ------------
               NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES         (893,726)          667,049

    Cash flows from investing activities:
      Acquisition of leasehold improvements, office equipment
        and service vehicles                                                (84,583)          (38,536)
      Acquisition of marketable securities                              (27,312,855)      (24,201,236)
      Proceeds from sale of marketable securities                        27,422,938         3,146,500
      Acquisition of marketable securities - short sale                  (4,611,443)               --
      Proceeds from sale of marketable securities - short sale            4,109,479         2,823,798
      Other investments                                                          --           (15,701)
                                                                       ------------      ------------
               NET CASH USED IN INVESTING ACTIVITIES                       (476,464)      (18,285,175)

    Cash flows from financing activities:
      Principal payments of long-term debt                                  (31,493)          (23,789)
                                                                       ------------      ------------
               NET CASH USED IN FINANCING ACTIVITIES                        (31,493)          (23,789)
                                                                       ------------      ------------

               NET DECREASE IN CASH AND CASH EQUIVALENTS                 (1,401,683)      (17,641,915)

    Cash and cash equivalents, beginning of period                       11,520,876        24,754,663
                                                                       ------------      ------------

               CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 10,119,193      $  7,112,748
                                                                       ============      ============

    Supplemental disclosure of cash flow information:
      Cash paid for interest                                           $     17,224      $     31,577
      Cash paid for income taxes                                       $         --      $     10,000
      Assets acquired under capital lease obligations                  $    220,536      $         --

See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.                                               7
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of National Wireless Holdings Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial statements for these interim periods, have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-23598) as filed with the Securities and Exchange Commission.

2.    NEWLY ADOPTED PRONOUNCEMENTS

      Effective November 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under the new pronouncement unrealized gains and losses on options written are recognized in the statement of operations. Previously, unrealized gains and losses were not recognized in the statement of operations until settlement. The unrealized loss on written call options, which was balanced by a rise in the market value of the underlying stock, was approximately $4,325,000 on November 1, 2020 and was recorded as a cumulative effect.

3.    MARKETABLE SECURITIES

      Marketable securities consist of the following as of January 31, 2001:


                                                          UNREALIZED
                                                            HOLDING            FAIR
                                            COST          GAIN (LOSS)          VALUE
                                        ------------     ------------      ------------
BellSouth common stock                  $ 13,819,630     $ 11,684,245      $ 25,503,875
Federal Home Loan debt security
    maturing November 15, 2001            10,068,205          (16,513)       10,051,692
Associates Corp North debt security
    maturing October 31, 2001             10,001,700             (430)       10,001,270
Other                                      1,000,000               --         1,000,000
                                        ------------     ------------      ------------

                                        $ 34,889,535     $ 11,667,302      $ 46,556,837
                                        ============     ============      ============

      Included in accounts payable and accrued expenses as of January 31, 2001 are the fair value of covered call options written on BellSouth common stock of $2,532,500, reflecting contracts for 630,000 shares. Short sales of BellSouth common stock are also reflected in such account as of January 31, 2001 at a fair value of $4,225,000, representing 100,000 shares.

NATIONAL WIRELESS HOLDINGS INC.                                               8
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

4.    SEGMENT INFORMATION

      The Company currently operates in two operating segments; the holding company, including certain investments which are not currently material, and its investments in EDSS.


                                                      NWH AND
                                                       OTHER             EDSS           ELIMINATIONS         TOTAL
                                                    ------------      ------------      ------------      ------------
THREE MONTHS ENDED JANUARY 31, 2001

Revenues:
    Service                                         $         --      $  3,030,862      $         --      $  3,030,862
    Interest and dividends                               724,593            18,095          (165,000)          577,688
Expenses:
    Interest                                                  --          (182,224)          165,000           (17,224)
    Depreciation and amortization                        (66,723)         (270,542)               --          (337,265)
    Other                                               (543,790)       (3,439,309)               --        (3,983,099)
                                                    ------------      ------------      ------------      ------------
Loss from operations                                $    114,080      $   (843,118)               --      $   (729,038)
                                                    ============      ============      ============      ============

Total assets                                        $ 62,899,805      $  7,759,177      $ (4,800,000)     $ 65,858,982
                                                    ============      ============      ============      ============

Capital expenditure for leasehold
    improvements, office equipment,
    service vehicles and transmission equipment     $         --      $    281,017                --      $    281,017
                                                    ============      ============      ============      ============

THREE MONTHS ENDED JANUARY 31, 2000

Revenues:
    Service                                         $     84,333      $  1,780,727      $         --      $  1,865,060
    Interest and dividends                               518,452             1,053           (38,000)          481,505
Expenses:
    Interest                                                (951)          (53,626)           38,000           (16,577)
    Depreciation and amortization                        (89,668)         (130,000)               --          (219,668)
    Other                                               (468,124)       (1,875,662)               --        (2,343,786)
                                                    ------------      ------------      ------------      ------------
Loss from operations                                $     44,042      $   (277,508)     $         --          (233,466)
                                                    ============      ============      ============      ============

Total assets                                        $ 69,469,494      $  5,217,790      $ (2,138,000)     $ 72,549,284
                                                    ============      ============      ============      ============

Capital expenditure for leasehold
    improvements, office equipment,
    service vehicles and transmission equipment     $         --      $     38,536                --      $     38,536
                                                    ============      ============      ============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



      National Wireless Holdings Inc. (NWH or the Company), a Delaware corporation organized on August 31, 1993, is an electronic commerce and communications company focussing primarily on acquisition and operation of telecommunications, e-commerce and other strategically linked businesses. The Company currently owns and operates Electronic Data Submission Systems, Inc.
(EDSS), a business-to-business healthcare e-commerce data interchange company, providing links between healthcare providers and payers. The Company also owns and operates a satellite programming uplink facility. In addition to these businesses, the Company continues its business of acquiring controlling interests in telecommunications, healthcare and other strategically linked areas. The Company may acquire or invest in other businesses. In June 1997, the Company sold its wireless cable assets in Miami Florida in exchange for common stock of BellSouth Corporation.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2001 AS COMPARED TO THREE MONTHS ENDED JANUARY 31, 2000:

Services Revenue:
Services revenue increased from $1,865,060 for the three months ended January 31, 2000 to $3,030,862 for the three months ended January 31, 2001, primarily due to increased revenues of EDSS.

Interest and Dividend Income:
Interest income increased from $361,468 for the three months ended January 31, 2000 to $461,096 for the three months ended January 31, 2001 primarily as a result of increased aggregate cash, cash equivalents and treasury securities balances. Dividend income decreased from $120,037 for the three months ended January 31, 2000 to $116,592 for the three months ended January 31, 2001 reflecting sales of BellSouth common stock acquired in June 1997 and consequent reduction of dividends.

Cost of Services:
Cost of services increased from $1,025,339 for the three months ended January 31, 2000 to $1,887,811 for the three months ended January 31, 2001 as a result of increased levels of business at EDSS.

Professional Fees:
Professional fees increased from $141,337 in the three months ended January 31, 2000 to $151,681 in the three months ended January 31, 2001 as a result of additional activity relating to subsidiaries and corporate actions.

General and Administrative:
General and administrative expense increased from $1,177,110 in the three months ended January 31, 2000 to $1,943,607 in the three months ended January 31, 2001 primarily as a result of increased business levels and development of Business infrastructure at EDSS.

Depreciation and Amortization:
Depreciation and amortization increased from $219,668 in the three months ended January 31, 2000 to $337,265 in the three months ended January 31, 2001 primarily as a result of increased capital expenditures at EDSS.

Interest Expense:
Interest expense increased from $16,577 in the three months ended January 31, 2000 to $17,224 in the three months ended January 31, 2001.

Loss from Operations:
As a result of the foregoing events, loss from operations increased from a loss of ($233,466) in the three months ended January 31, 2000 to a loss of ($729,038) in the three months ended January 31, 2001.

Gain (Loss) on Securities Transactions, Net:
The Company realized a net gain on securities transactions of $778,048 for the three months ended January 31, 2000 as compared to a net gain of $5,037,018 for the three months ended January 31, 2001. In accordance with FAS 133 this now reflects the unrealized gains (losses) associated with written call options. The effect of unrealized gains on marketable securities reflected in Other Comprehensive Income amounts to a loss of ($49,574) net of related income taxes, for the three months ended January 31, 2000 and a loss of ($65,178) for the three months ended January 31, 2001.

Income before provision for income taxes:
The Company realized income before provision for income taxes of $544,582 for the three months ended January 31, 2000, as compared to income before provision for income taxes of $4,307,980 for the three months ended January 31, 2001, primarily as a result of increased gain on securities transactions.

Provision for income taxes:
Provision for income taxes was $235,000 for the three months ended January 31, 2000, as compared to provision for income taxes of $1,300,000 for the three months ended January 31, 2001, primarily as a result of increased gain on securities transactions.

Income before cumulative effect of change in accounting for written call options: Net income before cumulative effect of change in accounting method increased from income of $309,582 for the three months ended January 31, 2000 to income of $3,007,980 for the three months ended January 31, 2001 as a result of the foregoing events.

Cumulative effect of change in accounting for written call options: Effective November 1, 2000, the Company adopted Statement of Financial Accounting Standard No. 133 Accounting for Derivative Instruments and Hedging Activities. The effect of this pronouncement on the Company is to record the unrealized gains and losses on written call options in the statement of operations. Prior to the adoption of FAS 133 gains and losses were not recorded until realized. The net unrealized loss on written call options at November 1, 2000 was approximately $2,812,000 which is net of income taxes of approximately $1,514,000 and was recorded as a cumulative effect of a change in accounting in accordance with the standard.

Net Income:
Net income decreased from $309,582 for the three months ended January 31, 2000 to $195,980 for the three months ended January 31, 2001 as a result of the foregoing events.

EDSS RESULTS OF OPERATIONS:

EDSS, on a stand-alone basis, has incurred operating losses of ($6,697,966) on a cumulative basis through January 31, 2001, including ($719,811) of loss in the three months ended December 31, 2001, and ($217,509) of loss in the three months ended December 31, 2000. Such losses have been financed principally through equity investments by the Company, including $1,000,000 in October 2000, and $5,381,198 (including accrued interest) of loans from the Company pursuant to a loan agreement, which provides for a loans in principal amount of up to $5,500,000. Based upon existing contracts with physicians, other providers, payers and management companies, ramp up expenses associated with rapid revenue growth and current expense levels, management believes that EDSS will need to obtain additional financing to achieve its strategic business plan. Although we may seek additional outside financing for EDSS, we plan to continue to provide financing necessary to support EDSS's growth.

LIQUIDITY AND CAPITAL RESOURCES

      We initially funded our operations with the net proceeds from our initial public offering in 1994 of 2,000,000 shares of Common Stock aggregating, after payment of offering costs, approximately $22,000,000 and the June 1997 sale of our South Florida wireless cable subsidiary for $48 million in BellSouth common stock. The proceeds have been used for, and are currently reserved to fund acquisitions of, healthcare e-commerce investments, telecommunications assets, media businesses, development of our other businesses and development and acquisition of new technologies and businesses in other areas. Such amount, with earnings thereon, is expected to be sufficient to implement this business plan through January 2002, or for a shorter period if we determine to invest a substantial portion of our assets in major acquisitions or equity investments.

      As of January 31, 2001, we had approximately $56.7 million in cash and marketable securities, as well as our interest in EDSS, our full-service teleport and satellite uplink facility in Miami, an educational video programming distributor and investments in other early stage companies.

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

      In October, 2000, we purchased additional shares of Common Stock of EDSS for $1,000,000, and we currently own over 80% of the outstanding diluted common stock and, with additional voting rights, 97% control of EDSS. In the three month period ended January 31, 2001, the Company advanced an additional $45,000 to EDSS, for a total outstanding loan of $5,381,198, including accrued interest. Interest receivable increased by $167,343 to $581,198. The outstanding balance under this loan agreement has been eliminated from the balance sheet in consolidation. We plan to invest additional amounts in EDSS to finance its sales growth.

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


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the limited nature of the Company's operations and its history of losses; the uncertain acceptance of healthcare e-commerce; competition; the risk of the Company's failure to acquire additional businesses; existing government regulations and changes in, or the failure to comply with, government regulations; the ability of the Company to sustain, manage or forecast its growth; dependence on significant suppliers and marketers and the potential loss thereof; the ability to attract and retain qualified personnel; retention of earnings; and other factors referenced in this Quarterly Report on Form 10-Q and as described in Exhibit 99 to the Company's Report on Form 10-K for the year ended October 31, 2000. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Item 6.        Exhibits and Reports on Form 8-K.

               (a)     Exhibits:
               Exhibit 10.47(f) - Amendment No. 5 to Restated Loan Agreement with EDSS.
               Exhibit  10.47(g) - Additional Note
               (b)     Reports on Form 8-K: None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 19, 2001
                                        NATIONAL WIRELESS HOLDINGS INC.
                                        -------------------------------
                                                 (Registrant)

                                        By: /s/ TERRENCE S. CASSIDY
                                        ---------------------------
                                        Terrence S. Cassidy, President and
                                        Principal Accounting Officer