Form 10-Q
period 2001-04-30
NATIONAL WIRELESS HOLDINGS INC
filed 2001-06-14
CIK 915016

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended April 30, 2001
                                                 --------------

                         Commission file number: 0-23598
                                                 --------


                         NATIONAL WIRELESS HOLDINGS INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                13-3735316
     -----------------------------------               ------------------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

     156 West 56 Street, Suite 2001, New York, NY            10019
     --------------------------------------------            -----
       (Address of principal executive offices)           (Zip Code)


                                 (212) 582-1212
                                 --------------
              (Registrant's telephone number, including area code)



            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No
   ---      ---

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common Stock, $.01 par value: 3,333,000 shares as of June 12, 2001.

NATIONAL WIRELESS HOLDINGS INC.                                                2
PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONTENTS
--------------------------------------------------------------------------------

                                                                            PAGE
Condensed Consolidated Balance Sheets as of April 30, 2001 and
  October 31, 2000 (Unaudited)                                               3

Condensed Consolidated Statements of Operations for the three and six
  months ended April 30, 2001 and 2000 (Unaudited)                           4

Condensed Consolidated Statements of Comprehensive Income for the
three and six months ended April 30, 2001 and 2000 (Unaudited)               5

Condensed Consolidated Statements of Cash Flows for the six months
  ended April 30, 2001 and 2000 (Unaudited)                                  6

Notes to Condensed Consolidated Financial Statements (Unaudited)           7 - 9

NATIONAL WIRELESS HOLDINGS INC.                                                                      3
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
------------------------------------------------------------------------------------------------------
                                                                             APRIL 30,     OCTOBER 31,
                                                                               2001           2000
ASSETS

Current assets:
   Cash and cash equivalents                                                $12,172,127   $11,520,876
   Marketable securities                                                     45,526,190    52,476,079
   Trade and other receivables                                                2,445,282     1,867,238
   Prepaid expenses and other current assets                                    399,479       395,204
                                                                            -----------   -----------
         TOTAL CURRENT ASSETS                                                60,543,078    66,259,397

Transmission and related equipment, net of accumulated
   depreciation of $74,156 and $958,707, respectively                           110,000       536,277
Leasehold improvements, office equipment and service vehicles, net
   of accumulated depreciation of $1,459,164 and $1,428,305, respectively     1,658,224     1,560,198
Wireless frequency license and acquisition costs, net of accumulated
   amortization of $220,578                                                           -       161,133
Intangible assets, net of accumulated amortization of $1,140,000 and
   $1,287,592, respectively                                                   3,027,117     3,379,872
Investments and other assets                                                  1,829,543       652,407
                                                                            -----------   -----------

         TOTAL ASSETS                                                       $67,167,962   $72,549,284
                                                                            -----------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                    $10,156,504   $15,404,140
   Current portion of long-term debt                                            242,710       109,556
   Current income taxes                                                          88,130       278,130
   Deferred income taxes                                                      8,585,333     9,100,000
                                                                            -----------   -----------
         TOTAL CURRENT LIABILITIES                                           19,072,677    24,891,826

Note payable to related party                                                   140,000       140,000
Long-term debt                                                                  490,419       230,658
                                                                            -----------   -----------
         TOTAL LIABILITIES                                                   19,703,096    25,262,484
                                                                            -----------   -----------

Stockholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized;
    no shares issued or outstanding                                                   -             -
   Common stock, $.01 par value: 20,000,000 shares authorized;
    3,333,000 shares issued and outstanding                                      33,330        33,330
   Additional paid-in capital                                                23,071,872    23,071,872
   Retained earnings                                                         17,131,800    16,522,174
   Accumulated other comprehensive income                                     7,227,864     7,659,424
                                                                            -----------   -----------
         TOTAL STOCKHOLDERS' EQUITY                                          47,464,866    47,286,800
                                                                            -----------   -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $67,167,962   $72,549,284
                                                                            -----------   -----------


          See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.                                                                                4
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
----------------------------------------------------------------------------------------------------------------
                                                          FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                             ENDED APRIL 30,                ENDED APRIL 30,
                                                            2001          2000           2001            2000
                                                        -----------    -----------    -----------    -----------
Revenue:
   Services                                             $ 3,097,723    $ 2,072,842    $ 6,128,585    $ 3,937,902
   Interest income                                          483,078        424,009        944,174        785,477
   Dividend income                                           95,692        111,842        212,284        231,879
                                                        -----------    -----------    -----------    -----------

         TOTAL REVENUE                                    3,676,493      2,608,693      7,285,043      4,955,258
                                                        -----------    -----------    -----------    -----------

Expenses:
   Cost of services                                       1,552,960      1,277,732      3,440,771      2,303,071
   Professional fees                                        196,867        129,171        348,548        270,508
   General and administrative                             2,247,259      1,428,548      4,190,866      2,605,658
   Depreciation and amortization                            302,792        229,878        640,057        449,546
   Interest                                                  29,664         48,276         46,888         64,853
                                                        -----------    -----------    -----------    -----------

         TOTAL EXPENSES                                   4,329,542      3,113,605      8,667,130      5,693,636
                                                        -----------    -----------    -----------    -----------

Loss from operations                                       (653,049)      (504,912)    (1,382,087)      (738,378)

Gain on securities transactions, net                      1,066,695        526,367      6,103,713      1,304,415
                                                        -----------    -----------    -----------    -----------

Income before provision for income
   taxes and cumulative effect of a change
   in accounting for written call options                   413,646         21,455      4,721,626        566,037

Provision for income taxes                                        -        115,000      1,300,000        350,000
                                                        -----------    -----------    -----------    -----------

Income (loss) before cumulative effect of a
   change in accounting for written call options            413,646        (93,545)     3,421,626        216,037

Cumulative effect of a change in accounting for
   written call options, net of income taxes of
   $1,514,667                                                     -              -     (2,812,000)             -
                                                        -----------    -----------    -----------    -----------

         NET INCOME (LOSS)                              $   413,646    $   (93,545)   $   609,626    $   216,037
                                                        ===========    ===========    ===========    ===========

Net income (loss) per common share:
   Basic                                                $      0.12    $     (0.03)   $      0.18    $      0.06
                                                        ===========    ===========    ===========    ===========

   Diluted                                              $      0.12    $     (0.03)   $      0.18    $      0.06
                                                        ===========    ===========    ===========    ===========

Weighted average number of common shares outstanding:
     Basic                                                3,333,000      3,333,000      3,333,000      3,333,000
                                                        ===========    ===========    ===========    ===========

     Diluted                                              3,333,000      3,355,816      3,333,000      3,371,889
                                                        ===========    ===========    ===========    ===========


                 See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.                                                                                         5
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------
                                                                    FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                       ENDED APRIL 30,               ENDED APRIL 30,
                                                                     2001           2000           2001          2000
                                                                 -----------    -----------    -----------    -----------
Net income (loss)                                                $   413,646    $   (93,545)   $   609,626    $   216,037

Other comprehensive income:
   Cumulative effect of a change in
    accounting for written call options, net of income
    taxes of $1,514,667                                                    -              -      2,812,000              -
   Net unrealized holding gain (loss) on marketable securities arising during the period, net of income taxes of
    $606,049, $198,912, ($710,436) and
    $498,508, respectively                                         1,125,520        496,875     (1,319,399)       925,800
   Reclassification adjustment for gains recognized
    in net income (loss), net of income taxes of
    ($976,613), ($132,364), ($1,209,968) and
    ($431,962), respectively                                      (1,491,902)      (323,716)    (1,924,161)      (802,215)
                                                                 -----------    -----------    -----------    -----------

         OTHER COMPREHENSIVE INCOME (LOSS)                          (366,382)       173,159       (431,560)       123,585
                                                                 -----------    -----------    -----------    -----------

         COMPREHENSIVE INCOME                                    $    47,264    $    79,614    $   178,066    $   339,622
                                                                 ===========    ===========    ===========    ===========


                 See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.                                                                  6
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------------------------
                                                                    FOR THE SIX     FOR THE SIX
                                                                    MONTHS ENDED    MONTHS ENDED
                                                                   APRIL 30, 2001  APRIL 30, 2000
Cash flows from operating activities:
   Net income                                                        $    609,626    $    216,037
   Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                                       640,057         449,546
      Loss on exiting satellite programming uplink operations             512,020               -
      Amortization (accretion) of interest income                          33,332         (38,731)
      Gain on securities transactions, net                             (4,479,265)     (1,304,415)
      Unrealized loss on securities transactions                          853,683               -
      Deferred income taxes                                                     -        (100,000)
   Changes in assets and liabilities:
    Trade and other receivables                                          (578,044)        325,486
    Refundable income taxes                                                     -         440,000
    Prepaid expenses and other current assets                              (4,275)       (177,819)
    Other assets                                                       (1,177,136)        (12,156)
    Accounts payable and accrued expenses                                  63,044          79,956
    Current income taxes payable                                         (204,667)              -
                                                                     ------------    ------------
         NET CASH USED IN OPERATING ACTIVITIES                         (3,731,625)       (122,096)
                                                                     ------------    ------------

Cash flows from investing activities:
   Acquisition of leasehold improvements, office equipment
    and service vehicles                                                  (94,610)       (146,602)
   Proceeds from sale of transmission and related equipment and
    wireless frequency license and acquisition costs                      219,722               -
   Acquisition of marketable securities                               (31,320,853)     (5,622,875)
   Proceeds from sale of marketable securities                         36,209,238       6,916,131
   Proceeds from sale of marketable equity securities - short sale      4,109,479       4,602,578
   Acquisition of marketable securities - short sale                   (4,697,965)    (20,870,750)
   Other investments and assets                                                 -         (10,000)
                                                                     ------------    ------------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            4,425,011     (15,131,518)
                                                                     ------------    ------------
Cash flows from financing activities:
   Principal payments of long-term debt                                   (42,135)        (20,797)
                                                                     ------------    ------------
         NET CASH USED IN FINANCING ACTIVITIES                            (42,135)        (20,797)
                                                                     ------------    ------------
         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             651,251     (15,274,411)

Cash and cash equivalents, beginning of period                         11,520,876      24,754,663
                                                                     ------------    ------------
         CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 12,172,127    $  9,480,252
                                                                     ============    ============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                            $     46,888    $     64,853
   Cash paid for income taxes                                        $          -    $     10,000
   Assets acquired under capital lease obligations                   $    435,050


                 See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.                                                7
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

2.    NEWLY ADOPTED PRONOUNCEMENTS

      Effective November 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under the new pronouncement unrealized gains and losses on written call options are recognized in the statement of operations. Previously, unrealized gains and losses were not recognized in the statement of operations until settlement. The unrealized loss on written call options, which was balanced by a rise in the market value of the underlying stock, was approximately $4,325,000 on November 1, 2000 and was recorded as a cumulative effect.

3.    EXIT OF SATELLITE PROGRAMMING UPLINK FACILITY OPERATIONS

      In April 2001, the Company decided to exit its satellite programming uplink facility operations. The effect of this decision was a net charge of approximately $512,000 included in general and administrative expenses. The net assets remaining of approximately $315,000 represents the net recoverable amount. The $110,000 of transmission and related equipment included in net assets remaining is considered held for sale at its net realizable value.

NATIONAL WIRELESS HOLDINGS INC.                                                8
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

4.    MARKETABLE SECURITIES

      Components of the available-for-sale marketable securities as of April 30, 2001 are as follows:

                                                        UNREALIZED
                                                          HOLDING         FAIR
                                           COST         GAIN (LOSS)       VALUE
BellSouth common stock                  $ 13,361,753   $ 11,127,864    $ 24,489,617
Federal Home Loan debt security,
   maturing November 15, 2001             10,068,205        (32,487)     10,035,718
Associates Corp. North debt security,
   maturing October 31, 2001              10,001,700           (845)     10,000,855
Other                                      1,000,000              -       1,000,000
                                        ------------   ------------    ------------

                                        $ 34,431,658   $ 11,094,532    $ 45,526,190
                                        ============   ============    ============

      Included in accounts payable and accrued expenses as of April 30, 2001 are the fair value of written call options on BellSouth common stock of $3,845,037, reflecting contracts for 430,000 shares. Short sales of BellSouth common stock are also reflected in such account as of April 30, 2001 at a fair value of $4,198,000, representing 100,000 shares.

NATIONAL WIRELESS HOLDINGS INC.                                                9
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

5.    SEGMENT INFORMATION

      The Company currently operates in two operating segments: the holding company, including certain investments which are not currently material; and its investment in EDSS.

                                                   NWH AND
                                                    OTHER          EDSS           TOTAL
THREE MONTHS ENDED APRIL 30, 2001

Revenues:
   Service                                       $     4,930    $ 3,092,793    $ 3,097,723
   Interest and dividends                            566,165         12,605        578,770
Expenses:
   Interest                                                -        (29,664)       (29,664)
   Depreciation and amortization                     (10,225)      (292,567)      (302,792)
   Other                                            (986,141)    (3,010,945)    (3,997,086)
                                                 -----------    -----------    -----------
Loss from operations                             $  (425,271)   $  (227,778)   $  (653,049)
                                                 ===========    ===========    ===========

Capital expenditure for leasehold
   improvements, office equipment,
   service vehicles and transmission equipment   $         -    $   248,643    $   248,643
                                                 ===========    ===========    ===========

THREE MONTHS ENDED APRIL 30, 2000

Revenues:
   Service                                       $    51,048    $ 2,021,794    $ 2,072,842
   Interest and dividends                            534,680          1,171        535,851
Expenses:
   Interest                                          (14,493)       (33,783)       (48,276)
   Depreciation and amortization                     (99,878)      (130,000)      (229,878)
   Other                                            (592,079)    (2,243,372)    (2,835,451)
                                                 -----------    -----------    -----------
Loss from operations                             $  (120,722)   $  (384,190)      (504,912)
                                                 ===========    ===========    ===========

Capital expenditure for leasehold
   improvements, office equipment,
   service vehicles and transmission equipment   $     2,760    $    38,537    $    41,297
                                                 ===========    ===========    ===========

NATIONAL WIRELESS HOLDINGS INC.                                                            10
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
---------------------------------------------------------------------------------------------
                                                   NWH AND
                                                    OTHER            EDSS           TOTAL
SIX MONTHS ENDED APRIL 30, 2001

Revenues:
   Service                                       $      4,930    $  6,123,655    $  6,128,585
   Interest and dividends                           1,125,758          30,700       1,156,458
Expenses:
   Interest                                                 -         (46,888)        (46,888)
   Depreciation and amortization                      (76,948)       (563,109)       (640,057)
   Other                                           (1,529,931)     (6,450,254)     (7,980,185)
                                                 ------------    ------------    ------------
Loss from operations                             $   (476,191)   $   (905,896)   $ (1,382,087)
                                                 ============    ============    ============

Total assets                                     $ 59,313,720    $  7,854,242    $ 67,167,962
                                                 ============    ============    ============

Capital expenditure for leasehold
   improvements, office equipment,
   service vehicles and transmission equipment   $          -    $    529,660    $    529,660
                                                 ===========     ============    ============

SIX MONTHS ENDED APRIL 30, 2000

Revenues:
   Service                                       $    135,381    $  3,802,521    $  3,937,902
   Interest and dividends                           1,015,132           2,224       1,017,356
Expenses:
   Interest                                           (15,444)        (49,409)        (64,853)
   Depreciation and amortization                     (189,546)       (260,000)       (449,546)
   Other                                           (1,060,203)     (4,119,034)     (5,179,237)
                                                 ------------    ------------    ------------
Loss from operations                             $   (114,680)   $   (623,698)   $   (738,378)
                                                 ============    ============    ============

Total assets                                     $ 66,712,021    $  5,837,263    $ 72,549,284
                                                 ============    ============    ============

Capital expenditure for leasehold
   improvements, office equipment,
   service vehicles and transmission equipment   $      2,760    $    143,842    $    146,602
                                                 ============    ============    ============

NATIONAL WIRELESS HOLDINGS INC.                                               11


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

      EDSS is a leading healthcare transactions-processing intermediary. At EDSS, we execute a full-cycle suite of payer-driven services and products known as Health-e Network(TM) that establishes a transactions processing environment for payers, physicians and other healthcare providers, including hospitals and laboratories. Our services and products (1) create healthcare e-commerce connectivity between payers, physicians and other healthcare providers, (2) significantly reduce the volume of paper healthcare transactions and processing errors, (3) set a clear migration path for payers, physicians and other healthcare providers to move from traditional applications to utilizing Internet and Web-based applications and services effectively for greater operational efficiency, and (4) provide applications and services that prepare a cleaner claim for payers' auto-adjudication systems. We believe Health-e Network(R) is one of very few solutions addressing the need to handle both paper and electronic transactions on behalf of its customers and to reduce or eliminate the inefficient paper transactions by educating the participants and providing them with the applications and support they need to conduct business electronically.

      In excess of 20,000 providers are connected to our e-commerce and Internet services and, through our payer contracts, we currently conduct daily paper to e-commerce claim conversion for another 185,000 healthcare providers. Our revenues are generated from payers, physicians, other providers and strategic partners through recurring subscriptions, flat or per transaction fees and revenue sharing. As of May 31, 2001, we were connected to over 800 commercial healthcare plans, managed care organizations and Blue Cross/Blue Shield plans, as well as Medicare, Medicaid and CHAMPUS.

      We focus on the current and future connectivity and transactions processing requirements of the healthcare industry. We provide healthcare providers with a secure infrastructure for web-based and private network transactions consisting of, among others, electronic medical claims processing, electronic claims tracking and patient eligibility verification. We also provide health care payers e-commerce connectivity with their provider constituency as well as paper claims conversion, pre-adjudication, reporting, education and marketing support to increase utilization of e-commerce. Our Pre-adjudication Software System (PASSTM) addresses the payers' needs for member and provider validation, routing and duplicate checking thus allowing for "clean" claims to enter their system. Our strategy for the future is to facilitate the migration of provider and payer clients from their current inefficient, non-integrated transactions processing environments to efficient, seamlessly integrated applications utilizing the transactions processing capabilities of Health-e Network(R). EDSS brings the following new products and services to market:

   XPEDITE - EDSS has implemented a full contact management operating system. The operating system links and automates internal and external business processes from lead generation to existing customer service. Remote access is achieved via the internet to a singular in-house database. The import of claims mining database information from EDSS ADS services will allow generation of sales leads based on specific payers, paper volume, and designated territories.

NATIONAL WIRELESS HOLDINGS INC.                                               12


   ECT(TM) - EDSS has implemented a web-based query of electronic and paper claims. ECT allows both providers and payers to quickly search any claims sent and ensure they were properly received by the payer. ECT reduces the time spent researching claim reports and follow-up with payers.

   Web Enrollment - EDSS has implemented a remote Internet based technology to enroll customers at time of sale. Web enrollment replaces the paper contract and enrollment forms with electronic transmission of sale information directly into the contact management system. The client has access to electronic governmental enrollment forms along with the ease of electronically scheduling the installation session.

   Internet Project - EDSS is developing an Internet based transaction processing service to allow providers to submit medical based transactions. These medical based transactions will include claims submission, claim status, eligibility, referrals, authorizations and reports. The Internet Project will utilize enterprise technology in meeting current and future requirements, plus conform to all HIPAA regulations.

      In addition to EDSS, the Company continues its business of acquiring controlling interests in telecommunications, healthcare and other strategically linked areas. In February 2001, the Company exited the operations of TLC Communications, its satellite programming uplink facility. In June 1997, the Company sold its wireless cable assets in Miami Florida in exchange for common stock of BellSouth Corporation. The Company may acquire or invest in other businesses.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED APRIL 30, 2001 AS COMPARED TO SIX MONTHS ENDED APRIL 30, 2000:

Service Revenue:
Service revenue increased from $3,937,902 for the six months ended April 30, 2000 to $6,128,585 for the six months ended April 30, 2001, primarily reflecting increased revenues of EDSS, a majority owned subsidiary.

Interest and Dividend Income:
Interest income increased from $785,477 for the six months ended April 30, 2000 to $944,174 for the six months ended April 30, 2001, primarily as a result of increased cash, cash equivalents and debt securities balances and higher interest rates. Dividend income decreased from $231,879 for the six months ended April 30, 2000 to $212,284 for the six months ended April 30, 2001, due to lower dividends received on BellSouth common stock.

NATIONAL WIRELESS HOLDINGS INC.                                               13


Cost of Services:
Cost of services increased from $2,303,071 for the six months ended April 30, 2000 to $3,440,771 for the six months ended April 30, 2001 as a result of increased business levels of EDSS.

Professional Fees:
Professional fees increased from $270,508 in the six months ended April 30, 2000 to $348,548 in the six months ended April 30, 2001 as a result of increased activity relating to corporate actions.

General and Administrative:
General and administrative expense increased from $2,605,658 in the six months ended April 30, 2000 to $4,190,866 in the six months ended April 30, 2001, primarily as a result of increased business levels at EDSS and due to a $512,020 loss on sale and impairment of assets in connection with the exiting of our satellite uplink facility operation.

Depreciation and Amortization:
Depreciation and amortization increased from $449,546 in the six months ended April 30, 2000 to $640,057 in the six months ended April 30, 2001, primarily as a result of increased capital expenditures at EDSS.

Interest Expense:
Interest expense decreased from $64,853 in the six months ended April 30, 2000 to $46,888 in the six months ended April 30, 2001, due to higher EDSS cash reserves and reduction of miscellaneous tax charges.

Loss from Operations:
As a result of the foregoing events, loss from operations increased from a loss of ($738,378) in the six months ended April 30, 2000 to a loss of ($1,382,087) in the six months ended April 30, 2001.

Gain on Securities Transactions, net:
Gain on securities transactions, net increased from gain of $1,304,415 for the six months ended April 30, 2000 to gain of $6,103,713 for the six months ended April 30, 2001, primarily as a result of closing written call options and selling BellSouth common stock. Additionally, in accordance with FAS 133, this now reflects the unrealized gain (loss) associated with written call options.

Income Before Provision for Income Taxes and Cumulative Effect of a Change in Accounting for Written Call Options:
The Company realized income before provision for income taxes and cumulative effect of a change in accounting for written call options of $566,037 for the six months ended April 30, 2000, as compared to income before provision for income taxes and cumulative effect of a change in accounting for written call options of $4,721,626 for the six months ended April 30, 2001, primarily as a result of increased gain on securities transactions.

Provision for Income Taxes:
Provision for income taxes was $350,000 for the six months ended April 30, 2000, as compared to a provision for income taxes of $1,300,000 for the six months ended April 30, 2001.

Income before Cumulative Effect of Change in Accounting for Written Call
Options:
Net income before cumulative effect of change in accounting method increased from $216,037 for the six months ended April 30, 2000 to $3,421,626 for the six months ended April 30, 2001, as a result of the foregoing events.

Cumulative Effect of Change in Accounting for Written Call Options:
Effective November 1, 2000, the Company adopted Statement of Financial Accounting Standard No. 133 Accounting for Derivative Instruments and Hedging Activities. The effect of this pronouncement on the Company is to record the unrealized gains and losses on written call options in the statement of

NATIONAL WIRELESS HOLDINGS INC.                                               14

operations. Prior to the adoption of FAS 133 gains and losses were not recorded until realized. The net unrealized loss on written call options at November 1, 2000 was approximately $2,812,000 which is net of income taxes of approximately $1,514,000 and was recorded as a cumulative effect of a change in accounting in accordance with the standard. See Note 2 to the Financial Statements.

Net Income:
Net income increased from $216,037 for the six months ended April 30, 2000 to $609,626 for the six months ended April 30, 2001 as a result of the foregoing events.

THREE MONTHS ENDED APRIL 30, 2001 AS COMPARED TO THREE MONTHS ENDED APRIL 30, 2000:

Service Revenue:
Service revenue increased from $2,072,842 for the three months ended April 30, 2000 to $3,097,723 for the three months ended April 30, 2001, primarily reflecting increased revenues of EDSS.

Interest and Dividend Income:
Interest income increased from $424,009 for the three months ended April 30, 2000 to $483,078 for the three months ended April 30, 2001, primarily as a result of increased cash, cash equivalents and debt securities balances and higher interest rates. Dividend income decreased from $111,842 for the three months ended April 30, 2000 to $95,692 for the three months ended April 30, 2001, due to lower dividends received on BellSouth common stock.

Cost of Services:
Cost of services increased from $1,277,732 for the three months ended April 30, 2000 to $1,552,960 for the three months ended April 30, 2001 as a result of increased business levels of EDSS.

Professional Fees:
Professional fees increased from $129,171 in the three months ended April 30, 2000 to $196,867 in the three months ended April 30, 2001 as a result of increased activity relating to corporate actions.

General and Administrative:
General and administrative expense increased from $1,428,548 in the three months ended April 30, 2000 to $2,247,259 in the three months ended April 30, 2001, primarily as a result of increased business levels at EDSS and due to a $512,020 loss on sale and impairment of assets in connection with the exiting of our satellite uplink facility operation.

Depreciation and Amortization:
Depreciation and amortization increased from $229,878 in the three months ended April 30, 2000 to $302,792 in the three months ended April 30, 2001, primarily as a result of increased capital expenditures at EDSS.

Interest Expense:
Interest expense decreased from $48,276 in the three months ended April 30, 2000 to $29,664 in the three months ended April 30, 2001, due to higher EDSS cash reserves and reduction of miscellaneous tax charges.

(Loss) from Operations:
As a result of the foregoing events, loss from operations increased from a loss of ($504,912) in the three months ended April 30, 2000 to a loss of ($653,049) in the three months ended April 30, 2001.

Gain on Securities Transactions, net:
Gain on securities transactions, net increased from gain of $526,367 for the three months ended April 30, 2000 to gain of $1,066,695 for the three months ended April 30, 2001, primarily as a result of written call option transactions and selling BellSouth common stock.

NATIONAL WIRELESS HOLDINGS INC.                                               15

Income before Provision for Income Taxes and Cumulative Effect for Written Call Options:
The Company realized income before provision for income taxes and cumulative effect of a change in accounting for written call options of $21,455 for the three months ended April 30, 2000, as compared to income before provision for income taxes and cumulative effect of a change in accounting for written call options of $413,646 for the three months ended April 30, 2001, primarily as a result of increased gain on securities transactions.

Provision for Income Taxes:
Provision for income taxes was $115,000 for the three months ended April 30, 2000, as compared to a provision for income taxes of $0 for the three months ended April 30, 2001.

Net Income(Loss):
Net income (loss) increased from a loss of ($93,545) for the three months ended April 30, 2000 to income of $413,646 for the three months ended April 30, 2001 as a result of the foregoing events.

EDSS RESULTS OF OPERATIONS:

See Note 5 to the Financial Statements for segment information concerning EDSS.

EDSS - SIX MONTHS ENDED MARCH 31, 2001 AS COMPARED TO SIX MONTHS ENDED MARCH 31, 2000:

EDSS Service Revenue:
Service revenue increased from $3,802,521 for the six months ended March 31, 2000 to $6,123,655 for the six months ended March 31, 2001, primarily reflecting the implementation of two new long term contracts and the continued volume growth of a third contract all utilizing Automated Document Services (ADS) and Pre-Adjudication Software System (PASS).

Interest and Dividend Income:
Interest and dividend income increased from $2,224 for the six months ended March 31, 2000 to $30,700 for the six months ended March 31, 2001, primarily as a result of increased cash, cash equivalents and higher interest rates.

(Loss) from Operations:
(Loss) from operations increased from (623,698) for the six months ended March 31, 2000 to (905,896) for the six months ended March 31, 2001 as a result of costs incurred to implement two new long term contracts and increased provider and payer marketing efforts to expand into new geographical markets.

EBITDA:
EBITDA increased from ($314,289) for the six months ended March 31, 2000 to ($295,899) for the six months ended March 31, 2001 as a result of increased revenue and, on a relative basis, lower costs, as discussed above. EBITDA (generally earnings before interest, taxes, depreciation and amortization) is the (Loss) from Operations net of Interest expense, Taxes and Depreciation and Amortization, as derived from segment information in Note 5 to the Financial Statements.

EDSS - THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2000:

EDSS Service Revenue:
Service revenue increased from $2,021,794 for the three months ended March 31, 2000 to $3,092,793 for the three months ended March 31, 2001, primarily reflecting the implementation of two new long term contracts and the continued volume growth of a third contract all utilizing Automated Document Services
(ADS) and Pre-Adjudication Software System (PASS).

Interest and Dividend Income:
Interest and dividend income increased from $1,171 for the three months ended March 31, 2000 to $12,605 for the three months ended March 31, 2001, primarily as a result of increased cash, cash equivalents and higher interest rates.

(Loss) from operations:
(Loss) from operations decreased from ($384,190) for the three months ended March 31, 2000 to ($227,778) for the three months ended March 31, 2001 as a result of increased revenues and, on a relative basis, lower costs incurred to implement two new long term contracts and increased provider and payer marketing efforts to expand into new geographical markets.

EBITDA:
EBITDA increased from ($220,407) for the three months ended March 31, 2000 to $94,453 for the three months ended March 31, 2001 as a result of increased revenue and, on a relative basis, lower costs, as discussed above.

EDSS LIQUIDITY AND CAPITAL RESOURCES:

      EDSS' losses have been financed principally through equity investments by the Company, including $1,000,000 in October 2000, and $5,870,649 (including accrued interest of $690,649) of loans from the Company pursuant to a loan agreement, which provides for loans in principal amount of up to $5,500,000. EDSS plans additional investment in its technology enhancements, including the development and implementation of Xpedite, its full contact management operating system; Web Enrollment, a remote Internet based technology to enroll customers at time of sale; ECT, an Internet based full claims tracking system; additional payer connectivity; and enhancements to broaden the transactions processing infrastructure.

      Although we believe that EDSS may need to obtain additional financing to accelerate EDSS' strategic business plan based upon existing contracts with physicians, other providers, payers and management companies and current expense levels, management expects EDSS to achieve profitable operations by the last quarter of fiscal 2001. Although we may seek additional outside financing for EDSS, we plan to continue to provide financing necessary to support EDSS' growth.

NATIONAL WIRELESS HOLDINGS INC.                                               16


LIQUIDITY AND CAPITAL RESOURCES

      We initially funded our operations with the net proceeds from our initial public offering in 1994 of 2,000,000 shares of Common Stock aggregating, after payment of offering costs, approximately $22,000,000 and the June 1997 sale of our South Florida wireless cable subsidiary for $48 million in BellSouth common stock. The proceeds have been used for, and are currently reserved to fund acquisitions of, healthcare e-commerce investments, telecommunications assets, media businesses, development of our other businesses and development and acquisition of new technologies and businesses in other areas. Such amount, with earnings thereon, is expected to be sufficient to implement this business plan through April 2002, or for a shorter period if we determine to invest a substantial portion of our assets in major acquisitions or equity investments.

      As of April 30, 2001, we had approximately $57.7 million in cash and marketable securities, as well as our interest in EDSS, a consolidated operating subsidiary. We recently closed our full-service teleport and satellite uplink facility in Miami and our educational video programming distributor.

      During the six months ended April 30, 2001, we closed portions of our written call option position in BellSouth common stock and sold shares of BellSouth common stock. While we continue to review our position in BellSouth common stock and from time to time have sold and purchased shares and options on the position, we have not yet determined whether we will sell or hedge our remaining BellSouth securities in the near future or how we will invest the proceeds of any such sale.

      In October, 2000, we purchased additional shares of Common Stock of EDSS for $1,000,000, and we currently own over 80% of the outstanding diluted common stock and, with additional voting rights, 97% control of EDSS. In the six month period ended April 30, 2001, the Company advanced an additional $425,000 to EDSS, for a total outstanding loan of $5,870,649, including accrued interest. Interest receivable increased by $276,794 to $690,649 during the six-month period ended April 30, 2001. The outstanding balance under this loan agreement has been eliminated from the balance sheet in consolidation. We plan to invest additional amounts in EDSS to finance its sales growth.

      Operating overhead costs of EDSS have increased in order to support its continued growth. We anticipate related increased revenues at EDSS in the near future.

      Following completion of the sale of our South Florida wireless cable assets, we allocated our capital to development of our other businesses and to acquisitions, and we actively seek to acquire or invest in other businesses in telecommunications, media or in unrelated areas. We have no specific arrangements with respect to any such acquisitions or investments at the present time. There can be no assurance that any such acquisitions or investments will be made.

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

NATIONAL WIRELESS HOLDINGS INC.                                               17


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

Item 4.     Submission of Matters to a Vote of Security Holders.

            At its Annual Meeting of Stockholders held on April 24, 2001, the Company's stockholders approved and ratified the following actions:

      1.    Election of Directors:

            The following individual was elected as Class I director of the
            Corporation:

                                    Number of            Number of
                                    Votes for         Votes Withheld
                                    ---------         --------------
            Louis B. Lloyd          2,872,078             62,070

            to serve until the 2004 Annual Meeting of Stockholders and until their respective successors have been elected and qualified.

      2. A proposal to amend the 1997 Equity Incentive Plan was withdrawn by the Company.

      3. 2,907,916 shares of all shares entitled to vote were voted in favor of, and 26,232 votes were withheld for, the appointment of PricewaterhouseCoopers L.L.P. as independent auditors of the Company until the next Annual Meeting of Stockholders.

NATIONAL WIRELESS HOLDINGS INC.                                               18


Item 5.     Other Information.

                        Not applicable.


Item 6.     Exhibits and Reports on Form 8-K.

                        (a)   Exhibits:
                              None.
                        (b)   Reports on Form 8-K:
                              None.

NATIONAL WIRELESS HOLDINGS INC.                                               19


                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 14, 2001
                                  NATIONAL WIRELESS HOLDINGS INC.
                                  -------------------------------
                                            (Registrant)


                                  By:  /s/ Terrence S. Cassidy
                                       -----------------------
                                  Terrence S. Cassidy, President and Principal
                                  Accounting Officer