Form 10-Q
period 2001-07-31
NATIONAL WIRELESS HOLDINGS INC
filed 2001-09-14
CIK 915016

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended July 31, 2001
                                                 -------------

                         Commission file number: 0-23598
                                                 -------


                         NATIONAL WIRELESS HOLDINGS INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 13-3735316
---------------------------------------------        -------------------
(State or other jurisdiction of incorporation)         (IRS Employer
                                                     Identification No.)


    156 West 56 Street, Suite 2001, New York, NY           10019
    --------------------------------------------         ----------
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

     Common Stock, $.01 par value: 3,333,000 shares as of September 12, 2001.

NATIONAL WIRELESS HOLDINGS INC.                                               2
PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONTENTS

-----------------------------------------------------------------------------------------------
                                                                                        PAGE
Condensed Consolidated Balance Sheets as of July 31, 2001 and
   October 31, 2000 (Unaudited)                                                           3

Condensed Consolidated Statements of Operations for the three and nine
   months ended July 31, 2001 and 2000 (Unaudited)                                        4

Condensed Consolidated Statements of Comprehensive Income for the three and nine
   months ended July 31, 2001 and 2000 (Unaudited)                                        5

Condensed Consolidated Statements of Cash Flows for the nine months
   ended July 31, 2001 and 2000 (Unaudited)                                               6

Notes to Condensed Consolidated Financial Statements (Unaudited)                        7 - 10

NATIONAL WIRELESS HOLDINGS INC.                                               3
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                            JULY 31,       OCTOBER 31,
                                                                              2001            2000

ASSETS
Current assets:
  Cash and cash equivalents                                            $     9,362,385   $   11,520,876
  Marketable securities                                                     46,615,598       51,476,079
  Trade and other receivables                                                2,617,866        1,867,238
  Prepaid expenses and other current assets                                  1,446,153        1,395,204
                                                                            ----------       ----------
    TOTAL CURRENT ASSETS                                                    60,042,002       66,259,397

Property and equipment, net of accumulated depreciation of
  $1,799,163 and $2,607,590, respectively                                    2,909,613        2,257,608
Intangible assets, net of accumulated amortization of $1,200,000 and
  $1,287,592, respectively                                                   2,967,117        3,379,872
Investments and other assets                                                   585,018          652,407
                                                                            ----------       ----------
    TOTAL ASSETS                                                       $    66,503,750   $   72,549,284
                                                                            ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                $    10,184,851   $   15,404,140
  Current portion of long-term debt                                            272,710          109,556
  Current income taxes                                                               -          278,130
  Deferred income tax liability                                              8,160,333        9,100,000
                                                                            ----------       ----------
Total current liabilities                                                   18,617,894       24,891,826

Note payable to related party                                                  140,000          140,000
Long-term debt                                                                 417,492          230,658
                                                                            ----------       ----------
    TOTAL LIABILITIES                                                       19,175,386       25,262,484

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized;
  no shares issued or outstanding                                                    -                -
Common stock, $.01 par value: 20,000,000 shares authorized;
  3,333,000 shares issued and outstanding                                       33,330           33,330
Additional paid-in capital                                                  23,071,872       23,071,872
Retained earnings                                                           17,657,526       16,522,174
Accumulated other comprehensive income                                       6,565,636        7,659,424
                                                                            ----------       ----------
    TOTAL STOCKHOLDERS' EQUITY                                              47,328,364       47,286,800
                                                                            ----------       ----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    66,503,750   $   72,549,284
                                                                            ==========       ==========


                 See accompanying notes to unaudited condensed
                       consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.                                               4


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
-------------------------------------------------------------------------------

                                                                 FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                     ENDED JULY 31                  ENDED JULY 31
                                                           -----------------------------  --------------------------------
                                                                  2001            2000            2001           2000
Revenue:
  Services                                                 $   3,070,199   $   2,270,129  $    9,198,784   $     6,208,031
  Interest income                                                445,513         445,408       1,389,687         1,230,885
  Dividend income                                                 91,892         111,842         304,176           343,721
                                                            ------------    ------------  --------------   ---------------
        TOTAL REVENUE                                          3,607,604       2,827,379      10,892,647         7,782,637
                                                            ------------    ------------  --------------   ---------------
Expenses:
  Cost of services                                             1,743,736       1,042,053       5,184,507         3,015,124
  Professional fees                                              121,653         164,155         470,201           434,663
  General and administrative                                   1,692,769       1,918,319       5,883,635         4,853,977
  Depreciation and amortization                                  333,270         274,479         973,327           724,025
  Interest                                                        31,484          13,321          78,372            78,174
                                                            ------------    ------------  --------------   ---------------
        TOTAL EXPENSES                                         3,922,912       3,412,327      12,590,042         9,105,963
                                                            ------------    ------------  --------------   ---------------
Loss from operations                                           (315,308)       (584,948)     (1,697,395)       (1,323,326)
Gain on securities transactions, net                             966,034       1,585,527       7,069,747         2,889,942
                                                            ------------    ------------  --------------   ---------------
Income before provision for
  income taxes                                                   650,726       1,000,579       5,372,352         1,566,616

Provision for income taxes                                       125,000         475,000       1,425,000           825,000
                                                            ------------    ------------  --------------   ---------------
        INCOME BEFORE CUMULATIVE EFFECT
          OF A CHANGE IN ACCOUNTING FOR
          WRITTEN CALL OPTIONS                                   525,726         525,579       3,947,352           741,616

Cumulative effect of a change in accounting
  for written call options, net of income taxes of
  $1,514,667                                                           -               -     (2,812,000)                 -
                                                            ------------    ------------  --------------   ---------------
        NET INCOME                                         $     525,726   $     525,579  $    1,135,352   $       741,616
                                                            ------------    ------------  --------------   ---------------
Net income per common share:
  Basic                                                    $        0.16   $        0.16  $         0.34   $          0.22
                                                            ------------    ------------  --------------   ---------------
  Diluted                                                  $        0.16   $        0.16  $         0.34   $          0.22
                                                            ------------    ------------  --------------   ---------------
Weighted average number of common shares outstanding:
    Basic                                                      3,333,000       3,333,000       3,333,000         3,333,000
                                                            ------------    ------------  --------------   ---------------
    Diluted                                                    3,333,000       3,353,802       3,333,000         3,361,057
                                                            ------------    ------------  --------------   ---------------

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.                                               5
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
--------------------------------------------------------------------------------

                                                         FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                            ENDED JULY 31                 ENDED JULY 31
                                                  -----------------------------  ------------------------------
                                                         2001            2000            2001             2000
Net income                                        $     525,726  $      525,579  $    1,135,352  $       741,616
Other comprehensive income, net of tax:
  Cumulative effect of a change in accounting for
    written call options, net of income taxes of
    $1,514,667                                                -               -       2,812,000                -
  Net unrealized holding (loss) gain on marketable
    securities arising during the period, net of
    income taxes of ($371,780), ($403,562),
    ($1,082,216) and $94,946, respectively            (662,228)       (749,473)     (1,981,627)          176,327

  Reclassification adjustment for
    gains recognized in net income, net of
    income taxes of $0, $(600,838), ($1,209,968)
    and ($1,032,800), respectively                            -       (975,099)     (1,924,161)      (1,777,314)
                                                  -------------   -------------   -------------- --------------
        OTHER COMPREHENSIVE LOSS                      (662,228)     (1,724,572)     (1,093,788)      (1,600,987)
                                                  -------------   -------------   -------------  --------------
        COMPREHENSIVE (LOSS) INCOME               $   (136,502)  $  (1,198,993)  $       41,564  $     (859,371)
                                                  -------------   -------------   -------------  --------------


           See accompanying notes to unaudited condensed consolidated financial statements.

NATIONAL WIRELESS HOLDINGS INC.                                                6
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                        FOR THE NINE        FOR THE NINE
                                                                                        MONTHS ENDED        MONTHS ENDED
                                                                                       JULY 31, 2001       JULY 31, 2000
Cash flows from operating activities:
  Net income                                                                        $      1,135,352  $          741,616
  Adjustments to reconcile net income to net cash used in
    operating activities:
      Depreciation and amortization                                                          973,327             724,025
      Loss on existing satellite programming uplink operations                               532,020                   -
      Amortization (accretion) of interest income                                             44,364            (71,724)
      Gain on securities transactions, net                                               (4,756,390)         (2,889,942)
      Unrealized gain on securities transaction                                             (35,224)                   -
      Deferred income taxes                                                                 (39,667)           (200,000)
Net changes in assets and liabilities:
    Trade and other receivables                                                            (750,628)              57,908
    Refundable income taxes                                                                        -             556,870
    Prepaid expenses and other current assets                                               (50,949)           (248,171)
    Investments and other assets                                                              67,389           (297,159)
    Accounts payable and accrued expenses                                                    159,723             306,684
    Current income taxes payable                                                           (278,130)             450,130
                                                                                     ---------------         -----------
          NET CASH USED IN OPERATING ACTIVITIES                                          (2,998,812)           (869,763)
                                                                                     ---------------         -----------
Cash flows from investing activities:
  Acquisition of property and equipment                                                  (1,517,234)           (609,172)
  Proceeds from sale of property and equipment                                               219,722                   -
  Acquisition of marketable securities                                                  (38,925,572)         (7,785,745)
  Proceeds from sale of marketable equity securities                                      41,748,988           9,852,365
  Proceeds from sale of marketable equity securities - short sale                          4,109,479           4,602,578
  Acquisition of marketable equity securities - short sale                               (4,697,965)        (20,870,750)
                                                                                     ---------------         -----------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                937,418        (14,810,724)
                                                                                     ---------------         -----------
Cash flows from financing activities:
  Principal payments of long-term debt                                                      (97,097)            (21,107)
                                                                                     ---------------         -----------
          NET CASH USED IN FINANCING ACTIVITIES                                             (97,097)            (21,107)
                                                                                     ---------------         -----------
Net decrease in cash and cash equivalents, end of period                                 (2,158,491)        (15,701,594)
Cash and cash equivalents, beginning of period                                            11,520,876          24,754,663

          CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $      9,362,385  $        9,053,069
                                                                                     ---------------         -----------
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                            $         78,372  $           78,174
  Cash paid for income taxes                                                        $        302,500  $           10,000
  Assets acquired under capital lease obligations                                   $        447,085  $           19,000

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

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

         Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

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

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141, which requires all business combinations to be accounted for under the purchase method of accounting, is effective for business combinations initiated after June 30, 2001. Under the new rules of SFAS No. 142, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. In accordance with the early adoption provisions of the pronouncement, the Company expects to adopt the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. Application of the non-amortization provisions of the statement is not expected to have a material effect on the Company's financial statements. The Company has not yet determined what the effect of the impairment test will be on the earnings and financial position of the Company.

3.       EXIT OF SATELLITE PROGRAMMING UPLINK FACILITY OPERATIONS

         In April 2001, the Company decided to exit its satellite programming uplink operations. The effect of this decision was a net charge of approximately $532,020 included in general and administrative expenses. The net assets remaining of approximately $315,000 represents their net recoverable amount. The $60,000 of transmission and related equipment included in other assets is considered held for sale at its net realizable value.

MARKETABLE SECURITIES

         Components of the available-for-sale marketable securities as of July 31, 2001 are as follows:

                                                              UNREALIZED
                                                                HOLDING               FAIR
                                               COST           GAIN (LOSS)             VALUE
Bell South common stock                $     13,361,753       $ 10,065,637    $    23,427,390
Federal Home Loan debt security.
  maturing November 15, 2001                 10,068,205           (49,005)         10,019,200
Federal Home Loan debt security
  maturing November 9, 2001                   3,162,667              5,911          3,168,578
Associates Corp. North debt security,
  maturing October 31, 2001                  10,001,700            (1,270)         10,000,430
                                       ----------------       ------------    ---------------
                                       $     36,594,325       $ 10,021,273    $    46,615,598
                                       ================       ============    ===============

         Included in accounts payable and accrued expenses as of July 31, 2001 are the fair value of written call options on BellSouth common stock of $3,958,704 reflecting contracts for 430,000 shares. Short sales of BellSouth common stock are also reflected in such account as of July 31, 2001 at a fair value of $4,014,000, representing 100,000 shares.

5.       PROPERTY AND EQUIPMENT

         Property and equipment at July 31, 2001 consists of the following:

                                                                  JULY 31,         OCTOBER 31,
                                                                    2001               2000
Wireless frequency licenses and acquisition costs           $              -   $       381,711
Transmission and related equipment                                         -         1,494,984
Leasehold improvements, office equipment and service
  vehicles                                                         4,708,776         2,988,503
                                                            ----------------   ---------------
          TOTAL PROPERTY AND EQUIPMENT                             4,708,776         4,865,198

    Less: Accumulated depreciation and amortization              (1,799,163)       (2,607,590)
                                                            ----------------   ---------------
                                                            $      2,909,613   $     2,257,608
                                                            ================   ===============

6.       SEGMENT INFORMATION

         The Company currently operates in two operating segments: the holding company, including certain investments which are not currently material; and its investment in EDSS.

                                                   NWH AND
                                                     OTHER           EDSS           TOTAL

Three months ended July 31, 2001
Revenues:
  Service                                       $       16,906  $    3,053,293  $   3,070,199
  Interest and dividends                               530,703           6,702        537,405
Expenses:
  Interest                                             (1,241)        (30,243)       (31,484)
  Depreciation and amortization                       (15,198)       (318,072)      (333,270)
  Other                                              (548,826)     (3,009,332)    (3,558,158)
                                                --------------  --------------  -------------
Loss from operations                            $     (17,656)  $    (297,652)  $   (315,308)
                                                ==============  ==============  =============

Capital expenditure for leasehold
  property, plant and equipment                 $            -  $    1,434,659  $   1,434,659
                                                --------------  --------------  -------------
THREE MONTHS ENDED JULY 31, 2000

Revenues:
  Service                                       $       67,075  $    2,203,054  $   2,270,129
  Interest and dividends                               555,060           2,190        557,250
Expenses:
  Interest                                             (1,005)        (12,316)       (13,321)
  Depreciation and amortization                       (87,573)       (186,906)      (274,479)
  Other                                              (627,312)     (2,497,215)    (3,124,527)
                                                --------------  --------------  -------------
Loss from operations                            $     (93,755)  $    (491,193)  $   (584,948)
                                                ==============  ==============  =============
Capital expenditure for leasehold
  improvements, office equipment,
  service vehicles and transmission equipment   $            -  $      462,570  $     462,570
                                                ==============  ==============  =============

                                                        NWH AND
                                                         OTHER            EDSS            TOTAL

NINE MONTHS ENDED JULY 31, 2001
Revenues:
  Service                                          $       21,836  $    9,176,948  $     9,198,784
  Interest and dividends                                1,656,461          37,402        1,693,863
Expenses:
  Interest                                                (1,241)        (77,131)         (78,372)
  Depreciation and amortization                          (92,146)       (881,181)        (973,327)
  Other                                               (2,078,757)     (9,459,586)     (11,538,343)
                                                   --------------  --------------  ---------------
Loss from operations                               $    (493,847)  $  (1,203,548)  $   (1,697,395)
                                                   ==============  ==============  ===============
          TOTAL ASSETS                             $   57,449,641  $    9,054,109  $    66,503,750
                                                   ==============  ==============  ===============
Capital expenditure for leasehold
  improvements, office equipment, service vehicles
  and transmission equipment                       $            -  $    1,964,319  $     1,964,319
                                                   ==============  ==============  ===============
NINE MONTHS ENDED JULY 31, 2000

Revenues:
  Service                                          $      202,456  $    6,005,575  $     6,208,031
  Interest and dividends                                1,570,192           4,414        1,574,606
Expenses:
  Interest                                               (16,449)        (61,725)         (78,174)
  Depreciation and amortization                         (277,119)       (446,906)        (724,025)
  Other                                               (1,687,515)     (6,616,249)      (8,303,764)
                                                   --------------  --------------  ---------------
Loss from operations                               $    (208,435)  $  (1,114,891)  $   (1,323,326)
                                                   ==============  ==============  ===============
          TOTAL ASSETS                             $   58,176,544  $    6,282,813  $    64,459,357
                                                   ==============  ==============  ===============
Capital expenditure for leasehold
  improvements, office equipment,
  service vehicles and transmission equipment      $        2,760  $      606,412  $       609,172
                                                   ==============  ==============  ===============

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

         EDSS is a leading healthcare transactions-processing intermediary. At EDSS, we execute a full-cycle suite of payer-driven services and products known as Health-e Network(R) that establishes a transactions processing environment for payers, physicians and other healthcare providers, including hospitals and laboratories. Our services and products (1) create healthcare e-commerce connectivity between payers, physicians and other healthcare providers, (2) significantly reduce the volume of paper healthcare transactions and processing errors, (3) set a clear migration path for payers, physicians and other healthcare providers to move from traditional applications to utilizing Internet and Web-based applications and services effectively for greater operational efficiency, and (4) provide applications and services that prepare a cleaner claim for payers' auto-adjudication systems. We believe Health-e Network(R) is one of very few solutions addressing the need to handle both paper and electronic transactions on behalf of its customers and to reduce or eliminate the inefficient paper transactions by educating the participants and providing them with the applications and support they need to conduct business electronically.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED JULY 31, 2001 AS COMPARED TO NINE MONTHS ENDED JULY 31, 2000:

Services Revenue:
Services revenue increased from $6,208,031 for the nine months ended July 31, 2000 to $9,198,784 for the nine months ended July 31, 2001, primarily reflecting increased revenues of EDSS, a majority owned subsidiary.

Interest and Dividend Income:
Interest income increased from $1,230,885 for the nine months ended July 31, 2000 to $1,389,687 for the nine months ended July 31, 2001, primarily as a result of increased cash, cash equivalents and debt securities balances and higher interest rates. Dividend income decreased from $343,721 for the nine months ended July 31, 2000 to $304,176 for the nine months ended July 31, 2001, due to lower dividends received on BellSouth common stock.

Cost of Services:
Cost of services increased from $3,015,124 for the nine months ended July 31, 2000 to $5,184,507 for the nine months ended July 31, 2001, as a result of increased business levels of EDSS.

Professional Fees:
Professional fees increased from $434,663 in the nine months ended July 31, 2000 to $470,201 in the nine months ended July 31, 2001, as a result of increased activity relating to corporate actions.

General and Administrative:
General and administrative expense increased from $4,853,977 in the nine months ended July 31, 2000 to $5,883,635 in the nine months ended July 31, 2001, primarily as a result of increased business levels at EDSS.

Depreciation and Amortization:
Depreciation and amortization increased from $724,025 in the nine months ended July 31, 2000 to $973,327 in the nine months ended July 31, 2001, primarily because of acquisition of equipment by EDSS.

Interest Expense:
Interest expense increased from $78,174 in the nine months ended July 31, 2000 to $78,372 in the nine months ended July 31, 2001, due to higher debt of EDSS and miscellaneous tax charges.

(Loss) from Operations:
As a result of the foregoing events, loss from operations increased from a loss of ($1,323,326) in the nine months ended July 31, 2000 to a loss of ($1,697,395) in the nine months ended July 31, 2001.

Gain on Securities Transactions, Net:
Gain on securities transactions, net increased from income of $2,889,942 for the nine months ended July 31, 2000 to income of $7,069,747 for the nine months ended July 31, 2001, primarily as a result of written call option transactions and selling BellSouth common stock.

Income Before Provision for Income Taxes and Cumulative Effect of a Change in Accounting for Written Call Options:

The Company realized income before provision for income taxes and cumulative effect of a change in accounting for written call options of $5,372,352 for the nine months ended July 31, 2001 as compared to $1,566,616 for the nine months ended July 31, 2000, primarily as a result of increased gain on securities transactions.

Provision for Income Taxes:
Provision for income taxes was $1,425,000 for the nine months ended July 31, 2001 as compared to $825,000 for the nine months ended July 31, 2000.

Net Income before Cumulative Effect of a Change in Accounting for Written Call
Options: Net income before cumulative effect of a change in accounting for written call options increased from net income of $741,616 for the nine months ended July 31, 2000 to $3,947,352 for the nine months ended July 31, 2001, as a result of the foregoing events.

Cumulative Effect of a Change in Accounting for Written Call Options:
Cumulative effect of a change in accounting for written call options was $2,812,000 for the nine months ended July 31, 2001.

Net Income:
Net income increased from $741,616 for the nine months ended July 31, 2000 to $1,135,352 for the nine months ended July 31, 2001, as a result of the foregoing events.

THREE MONTHS ENDED JULY 31, 2001 AS COMPARED TO THREE MONTHS ENDED JULY 31,
2000:

Service Revenue:
Service revenue increased from $2,270,129 for the three months ended July 31, 2000 to $3,070,199 for the three months ended July 31, 2001, primarily reflecting increased revenues of EDSS.

Interest and Dividend Income:
Interest income increased from $445,408 for the three months ended July 31, 2000 to $445,513 for the three months ended July 31, 2001, primarily as a result of reduced cash and cash equivalent balances and higher interest rates. Dividend income decreased from $111,842 for the three months ended July 31, 2000 to $91,892 for the three months ended July 31, 2001, due to lower dividends received on BellSouth common stock.

Cost of Services:
Cost of services increased from $1,042,053 for the three months ended July 31, 2000 to $1,743,736 for the three months ended July 31, 2001 as a result of increased business levels of EDSS.

Professional Fees:
Professional fees decreased from $164,155 in the three months ended July 31, 2000 to $121,653 in the three months ended July 31, 2001 as a result of decreased activity relating to corporate actions.

General and Administrative:
General and administrative expense decreased from $1,918,319 in the three months ended July 31, 2000 to $1,692,769 in the three months ended July 31, 2001, primarily as a result of increased efficiency at EDSS.

Depreciation and Amortization:
Depreciation and amortization increased from $274,479 in the three months ended July 31, 2000 to $333,270 in the three months ended July 31, 2001, primarily as a result of increased capital expenditures at EDSS.

Interest Expense:
Interest expense increased from $13,321 in the three months ended July 31, 2000 to $31,484 in the three months ended July 31, 2001, due to higher debt of EDSS.

(Loss) from Operations:
As a result of the foregoing events, loss from operations decreased from a loss of ($584,948) in the three months ended July 31, 2000 to a loss of ($315,308) in the three months ended July 31, 2001.

Gain on Securities Transactions, net:
Gain on securities transactions, net decreased from gain of $1,585,527 for the three months ended July 31, 2000 to gain of $966,034 for the three months ended July 31, 2001, primarily as a result of written call option transactions and selling BellSouth common stock.

Income before Provision for Income Taxes and Cumulative Effect of a Change in Accounting for Written Call Options:
The Company realized income before provision for income taxes and cumulative effect of a change in accounting for written call options of $1,000,579 for the three months ended July 31, 2000, as compared to income before provision for income taxes and cumulative effect of a change in accounting for written call options of $650,726 for the three months ended July 31, 2001, primarily as a result of decreased gain on securities transactions.

Provision for Income Taxes:
Provision for income taxes was $475,000 for the three months ended July 31, 2000, as compared to a provision for income taxes of $125,000 for the three months ended July 31, 2001.

Net Income:
Net income increased from $525,579 for the three months ended July 31, 2000 to $525,726 for the three months ended July 31, 2001 as a result of the foregoing events.

EDSS

EDSS RESULTS OF OPERATIONS:

See Note 5 to the Financial Statements for segment information concerning EDSS.

EDSS - NINE MONTHS ENDED JULY 31, 2001 AS COMPARED TO NINE MONTHS ENDED JULY 31, 2000:

EDSS Service Revenue:
Service revenue increased from $6,005,575 for the nine months ended July 31, 2000 to $9,176,948 for the nine months ended July 31, 2001, primarily reflecting the implementation of two new long term contracts and the continued volume growth of a third contract all utilizing Automated Document Services (ADS) and Pre-Adjudication Software System (PASS).

Interest and Dividend Income:
Interest income increased from $4,414 for the nine months ended July 31, 2000 to $37,402 for the nine months ended July 31, 2001, primarily as a result of increased cash, cash equivalents and higher interest rates.

(Loss) from Operations:
(Loss) from operations increased from ($1,114,891) for the nine months ended July 31, 2000 to ($1,203,548) for the nine months ended July 31, 2001 as a result of costs incurred to implement two new long term contracts and increased provider and payer marketing efforts to expand into new geographical markets.

EBITDA:
EBITDA increased from ($606,260) for the nine months ended July 31, 2000 to ($245,236) for the nine months ended July 31, 2001 as a result of increased revenue and, on a relative basis, lower costs, as discussed above. EBITDA (generally earnings before interest, taxes, depreciation and amortization) is derived from segment information in Note 5 to the Financial Statements.

EDSS - THREE MONTHS ENDED JULY 31, 2001 AS COMPARED TO THREE MONTHS ENDED JULY 31, 2000:

EDSS Service Revenue:
Service revenue increased from $2,203,054 for the three months ended July 31, 2000 to $3,053,293 for the three months ended July 31, 2001, primarily reflecting the implementation of two new long term contracts and the continued volume growth of a third contract all utilizing Automated Document Services
(ADS) and Pre-Adjudication Software System (PASS).

Interest and Dividend Income:
Interest income increased from $2,190 for the three months ended July 31, 2000 to $6,702 for the three months ended July 31, 2001, primarily as a result of increased cash, cash equivalents and higher interest rates.

(Loss) from Operations:
(Loss) from operations decreased from ($491,193) for the three months ended July 31, 2000 to ($297,652) for the three months ended July 31, 2001 as a result of increased revenues and, on a relative basis, lower costs incurred to implement two new long term contracts and increased provider and payer marketing efforts to expand into new geographical markets.

EBITDA:
EBITDA, as defined above, increased from ($291,971) for the three months ended July 31, 2000 to $50,663 for the three months ended July 31, 2001 as a result of increased revenue and, on a relative basis, lower costs, as discussed above.

EDSS LIQUIDITY AND CAPITAL RESOURCES:

      EDSS' losses have been financed principally through equity investments by the Company, including $1,000,000 in October 2000, and $5,989,044 (including accrued interest of $809,044) of loans from the Company pursuant to a loan agreement, which provides for loans in principal amount of up to $5,500,000. EDSS plans additional investment in its technology enhancements, including the development and implementation of Xpedite, its full contact management operating system; Web Enrollment, a remote Internet based technology to enroll customers at time of sale; ECT, an Internet based full claims tracking system; additional payer connectivity; and enhancements to broaden the transactions processing infrastructure.

      Although we believe that EDSS may need to obtain additional financing to accelerate EDSS' strategic business plan based upon existing contracts with physicians, other providers, payers and management companies and current expense levels, management expects EDSS to achieve profitable operations in the last quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

      We initially funded our operations with the net proceeds from our initial public offering in 1994 of 2,000,000 shares of Common Stock aggregating, after payment of offering costs, approximately $22,000,000, and the June 1997 sale of our South Florida wireless cable subsidiary for $48 million in BellSouth common stock. The proceeds have been used for, and are currently reserved to fund acquisitions of, healthcare e-commerce investments, telecommunications assets, media businesses, development of our other businesses and development and acquisition of new technologies and businesses in other areas. Such amount, with earnings thereon, is expected to be sufficient to implement this business plan through July 2002, or for a shorter period if we determine to invest a substantial portion of our assets in major acquisitions or equity investments.

      As of July 31, 2001, we had approximately $56.0 million in cash and marketable securities, as well as our interest in EDSS, a consolidated operating subsidiary. We recently closed our full-service teleport and satellite uplink facility in Miami and our educational video programming distributor.

      During the nine months ended July 31, 2001, we closed portions of our written call option position in BellSouth common stock and sold shares of BellSouth common stock. We continue to review our position and from time to time have sold shares and purchased and sold options on BellSouth common stock. We have not yet determined whether we will sell or hedge our remaining BellSouth securities in the near future or how we will invest the proceeds of any such sale.

         We currently own over 80% of the outstanding diluted common stock and, with additional voting rights, 97% control of EDSS. In the nine month period ended July 31, 2001, the Company advanced an additional $425,000 to EDSS, for a total outstanding loan of $5,989,044, including accrued interest. Interest receivable increased by $395,189 to $809,044 during the nine-month period ended July 31, 2001. The outstanding balance under this loan agreement has been eliminated from the balance sheet in consolidation.

      Operating overhead costs of EDSS have increased in order to support its continued growth. We anticipate related continued growth in revenues at EDSS in the near future.

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


Date: September 14, 2001


                                    NATIONAL WIRELESS HOLDINGS INC.
                                  ---------------------------------
                                            (Registrant)



                                  By: /s/ Terrence S. Cassidy
                                  --------------------------------------------
                                  Terrence S. Cassidy, President and Principal
                                  Accounting Officer