Form 10-K
period 2001-10-31
NATIONAL WIRELESS HOLDINGS INC
filed 2002-01-29
CIK 915016

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 2001
                         Commission file number 0-23598

                                    NWH, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 13-3735316
            ----------------                        -------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $31,945,000 as of January 23, 2002, based upon the last sales price per share of the Registrant's Common Stock, as reported on the Nasdaq Small Cap Market on such date. As of January 23, 2002, 3,233,100 shares of Common Stock, $.01 par value, of the Registrant were outstanding.

         Portions of Registrant's Proxy Statement for use in connection with the Annual Meeting of Stockholders scheduled to be held in April, 2002 are incorporated by reference into Part III of this report, to the extent set forth therein, if such Proxy Statement is filed with the Securities and Exchange Commission on or before February 28, 2002. If such Proxy Statement is not filed by such date, the information required to be presented in Part III will be filed as an amendment to this report. The exhibits for this Form 10-K are listed on Page 33.

                                    NWH, INC.
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001

                                TABLE OF CONTENTS


                                                                                    Page

PART I

             Item 1.     Business                                                     3
             Item 2.     Properties                                                  14
             Item 3.     Legal Proceedings                                           15
             Item 4.     Submission of Matters to a Vote of Security Holders         15

PART II

             Item 5.     Market for the Registrant's Common Equity
                         and Related Stockholder Matters                             16
             Item 6.     Selected Financial Data                                     16
             Item 7.     Management's Discussion and Analysis of
                         Financial Condition and Results of Operations               18
             Item 8.     Consolidated Financial Statements                           25
             Item 9.     Changes in and Disagreements
                         on Accounting and Financial Disclosure                      25

PART III

             Item 10.    Directors and Executive Officers of the Registrant          26
             Item 11.    Executive Compensation                                      28
             Item 12.    Security Ownership of Certain Beneficial Owners and
                         Management                                                  32
             Item 13.    Certain Relations and Related Transactions                  32

PART IV

             Item 14.    Exhibits, Financial Statement Schedules,
                         and Reports on Form 8-K                                     33

                                     PART I

ITEM 1.       BUSINESS

THE COMPANY

         NWH, Inc. ("NWH" or the "Company"), formerly National Wireless Holdings Inc., a Delaware corporation organized on August 31, 1993, is an electronic commerce and communications company focusing primarily on acquisition and operation of telecommunications, e-commerce and other strategically linked businesses. The Company currently owns and operates Electronic Network Systems, Inc. ("ENS"), formerly known as Electronic Data Submission Systems, Inc., a business-to-business healthcare e-commerce data interchange company, providing links between healthcare providers and payers. In addition, the Company continues its business of acquiring controlling interests in telecommunications, healthcare and other strategically linked areas. The Company may acquire or invest in other businesses. In June 1997, the Company sold its wireless cable assets in Miami Florida in exchange for common stock of BellSouth Corporation.

         The Company's executive offices are located at 156 West 56th Street, Suite 2001, New York, New York 10019, telephone: (212) 582-1212.

ELECTRONIC NETWORK SYSTEMS, INC.

GENERAL

         NWH manages ENS and owns 91.5% of ENS' outstanding stock. ENS changed its name from Electronic Data Submission Systems, Inc. in December, 2001.

         ENS is a leading healthcare transactions-processing intermediary. At ENS, we execute a full-cycle suite of payer-driven services and products known as Health-e Network(R) that establishes a transactions processing environment for payers, physicians and other healthcare providers, including hospitals and laboratories. Our services and products, create healthcare e-commerce connectivity between payers, physicians and other healthcare providers, (2) significantly reduce the volume of paper healthcare transactions and processing errors, and (3) set a clear migration path for payers, physicians and other healthcare providers to utilize Internet and Web-based applications and services effectively for greater operational efficiency. We believe Health-e Network(R) is one of the most effective services addressing the need to handle both paper and electronic transactions on behalf of its customers, to reduce or eliminate inefficient paper transactions and to conduct business electronically.

         In excess of 20,000 providers are connected to our e-commerce and Internet services and, through our payer contracts, we currently conduct daily paper to e-commerce claim conversion for another 185,000 healthcare providers. Our revenues are generated from payers, physicians, other providers and strategic partners through recurring subscriptions, flat or per transaction fees and revenue sharing. As of January 10, 2002, we were connected to over 850 commercial healthcare plans, managed care organizations and Blue Cross/Blue Shield plans, as well as Medicare, Medicaid and CHAMPUS.

         We focus on the current and future connectivity and transactions processing requirements of the healthcare industry. We provide healthcare providers with a secure infrastructure for web-based and private network transactions consisting of, among others, electronic medical claims processing, electronic claims tracking and patient eligibility verification. We also provide health care payers e-commerce connectivity with their provider constituency as well as paper claims conversion, pre-adjudication, reporting, education and marketing support to increase utilization of e-commerce in this industry. Our strategy for the future is to facilitate the migration of provider and payer clients from their current inefficient, non-integrated transactions processing environments to efficient, seamlessly integrated applications utilizing the transactions processing capabilities of Health-e Network(R). Traditional applications linked to on-all-the-time Internet capabilities or Application Service Provider (ASP) environments will be able to route real-time transactions to and from all payers utilizing Health-e Network(R). We believe that the transition to these new levels of integrated transactions processing capabilities will drastically change how the business of healthcare is conducted among healthcare participants. We plan to continue to expand this transactions infrastructure as management believes these applications will evolve into viable and widely used systems over the next three to five years.

ENS SERVICES - HEALTH-E NETWORK(R)

         Health-e Network(R) suite of services addresses 100% of the healthcare industry's transaction processing, both e-commerce and paper. As a provider of a full-cycle payer, physician and provider e-commerce suite of services, ENS developed these services to enhance the providers' and payers' administrative efficiency. Complexity of the service offerings ranges from a front-end data capture/transmission software, to advanced pre-adjudication software, to simple mailroom services. ENS presently services over 850 payer clients for the e-commerce claims component of Health-e Network(R) and provides eight payer organizations with the full suite of payer services.

     Health-e Network(R) includes the following:

o HEALTHCARE E-COMMERCE TRANSACTIONS PROCESSING ENS delivers multiple applications that enable healthcare providers easily to conduct key healthcare transactions with many payers. ENS provides these e-commerce applications through the Internet and on multiple operating systems. ENS also delivers transaction processing capabilities to strategic partners, such as medical management companies, who with their own software, access payers to conduct electronic business transactions via use of ENS' Application Programming Interface (API). ENS currently processes and routes medical and hospital claims, eligibility requests and responses, claims status, claims tracking, claim payment remittance information, reporting, referral and authorization transactions. ENS plans to support all of the HIPAA defined transactions and deliver to providers various methods of conducting those transactions with payers.

o PROVIDER CONNECTIVITY (XPEDITE(TM)) enables ENS to identify the paper and manual transaction volumes of a payer's provider groups, target high paper submitters, track internal progress, and market specifically to selected healthcare transaction submitters. Based on payer specific criteria, ENS assigns different levels of internal resources to convert these providers to electronic business processes with the payer. The Xpedite(TM) conversion program then goes beyond the sales process and combines efforts of all ENS internal departments. The purpose of Xpedite(TM) is to connect providers on behalf of payer organizations to make the participants more efficient through e-commerce.

o AUTOMATED DOCUMENT SERVICES(TM) (ADS(TM)) provides payers the complete front-end handling and conversion (imaging/scanning) of paper claims forms to an e-commerce format. Paper claims still constitute from 55-60% of provider claims volume industry-wide to commercial payers. As the claims are converted to an electronic format, ENS captures the names of all paper-submitting providers in order to convert them for other e-commerce products and services with the payer's support. Utilization of Health-e Network(R) (which includes ADS(TM)) provides a payer with the opportunity to have 100% e-commerce claims receipts. With ENS as their partner and core e-commerce strategy implementer, payers can increase e-commerce transactions from their provider constituency.

o PRE-ADJUDICATION SOFTWARE SYSTEM(TM) (PASS(TM)) provides a single, HIPAA-compliant connectivity entry point to a payer for all claims transactions, including transactions received via the Internet, through private e-commerce networks, and received on paper. PASS(TM) channels the claims by utilizing customized and algorithm-based logic, and conducts the vital claims processing function of provider and member matching, including real-time eligibility verification, a critical payer requirement for increased claims paying accuracy and efficiency. ENS' PASS(TM) is an open, flexible solution that is used with the vast majority of today's payer operating environments.

o ELIGIBILITY is an ENS service that provides physician practices with immediate access to participating payers plus various regional and governmental payers for determining member plan eligibility. This service is delivered over the Internet and receives constant updating.

o ELECTRONIC CLAIMS TRACKING (ECT(TM)) provides immediate Internet-based tracking of both e-commerce claims and, for those payers utilizing Health-e Network(R), up-dated status on the paper claims that have been converted to an e-commerce format. ENS believes that this is the first tool that affords providers the opportunity to utilize an Internet application to track claims forwarded to payers electronically.

o DIRECT-PAYER E-COMMERCE provides network connectivity for HIPAA-defined transactions to and from payer organizations from existing physicians and gateways.

o CUSTOMER SERVICE. As an adjunct to its transaction processing services, we maintain customer service facilities with help desks for real-time customer inquiries. We offer on-line and personal technical support. Client support employs a modern call tracking and response system that is directly connected to the processing center.

         As of January 10, 2002, in excess of 20,000 physicians were actively submitting electronic healthcare transactions via Health-e Network(R) suite of services with over an additional 2,000 contracted providers scheduled to be installed in 2002.

STRATEGY

         ENS' mission is to eliminate paper and administrative expenses and delays within the healthcare industry. According to the U.S. General Accounting Office (GAO), $0.20 of every healthcare dollar is spent on administrative costs. In addition to the almost 8 billion medical claims filed each year, HIPAA mandates health care plans to process electronically roughly 35 billion additional related transactions.

         ENS' main business objectives are 1) to increase profitability of its existing business by increasing transaction types and services delivered by the Company; 2) to increase revenue through new payer and provider clients as well as strategic partners and vendors; 3) to improve customer satisfaction and service levels; and 4) to develop and foster a positive employee work environment. These strategic initiatives are being driven through a full cycle payer-driven model of implementing and increasing payers' provider e-commerce connectivity for HIPAA-mandated transactions, processing and "cleaning" claims for auto-adjudication by the payers, and helping to facilitate the payers' regulatory electronic transaction needs.

- CONNECTIVITY STRATEGY

         Xpedite is ENS'system for targeting, marketing, and connecting providers. This has evolved into a solution for all the provider e-commerce connectivity needs of health care payers. Specific markets are identified by payers, then ENS seeks to coordinate all the key payers within a particular market and to develop a specific co-marketing plan directed first towards paper-submitting providers, including targeted mailers, educational seminars, promotional discounts, and a number of other activities geared toward enticing the providers to convert from paper to electronic processing.

-"CLEAN CLAIM" STRATEGY

         ENS enables payers to process claims cleanly as follows: 1) it includes only those claims that are theirs; 2) it includes no duplicates; 3) if a claim needs to go somewhere first (such as a preferred provider organization or delegated provider group), it reroutes it automatically; and 4) it arranges for payers to receive claims in a form that fits their system configuration. Clean claims mean higher auto-adjudication, faster payments, less administrative costs, and higher accuracy. PASS(TM), ENS' pre-adjudication software system, has continued to grow and evolve in functionality, while keeping with its premise of "delivering a clean claim."

-HIPAA TRANSACTION PORTAL STRATEGY.

         ENS simplifies the payer information technology environment by providing management of all front-end format requirements of a payer. ENS'strategy is to provide a payer focused solution that meets HIPAA mandates for targeted payer organizations. The ENS HIPAA transaction portal 1) provides a compliance methodology on all HIPAA-mandated transactions; 2) offers payer-to-provider connectivity services on all related e-commerce transactions through Xpedite; 3) connects practice management software organizations through a HIPAA-compliant vendor integration API (Application Programming Interface); 4) presents an all payer co-brandable (or private label) graphical user interface application with potential revenue sharing for payers to conduct e-commerce transactions with their providers; 5) incorporates PASS(TM) services, including claims receipt and response, eligibility request/response, and possible claims status; and 6) enables use of ADS(TM).

-MARKETING AND BRANDING STRATEGY.

         With the public announcement of the name change to Electronic Network Systems (ENS) on December 3, 2001, ENS is taking the opportunity to launch a new logo, new look, and new website. With new co-brandable services, and our new co-brandable Web Enrollment service to be released mid to late January, 2002, ENS will be utilizing the tagline of Health-e Network(R) for all services, whether sold via ENS, payer clients, or practice management software vendors. Health-e Network(R) will be carried through all services with its own domain/URL site. Payer-partners and vendor-partners will be referred to as participants in ENS' Health-e Network(R).

INDUSTRY

         We believe that healthcare information services will continue to be one of the fastest growing segments within the healthcare industry, and the use of e-commerce and the Internet (though in their early stages) will dramatically increase over the next 3 to 5 years as a major component of daily operations for healthcare industry participants.

         Demand for our services is driven by three factors. First, payer organizations are tightening their budgets and lowering reimbursements to providers. Payers must secure outsourcing services that bring them greater efficiencies and support higher levels of electronic transaction processing between them and their respective provider networks. Second, the payer community is focusing on decreasing operating costs and increasing profit margins. Payers have an incentive to increase the use of e-commerce and the Internet because electronic transactions cost payers less to administer. By contracting with ENS for utilization of our services, payers have an opportunity for fixed cost pricing and significant levels of overhead reduction. Third, government and industry legislation and rulemaking, especially the Health Insurance Portability and Accountability Act (HIPAA), the Joint Commission on Accreditation of Healthcare Organizations (JCAHO), industry accreditation groups such as the National Committee for Quality Assurance (NCQA) and organized lobbies representing provider groups are requiring the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information. These regulations are also driving the development and standardization of many other electronic healthcare transaction types for additional administrative simplification. As a result, payers are moving to outsource many primary transactions processing functions (i.e. paper claims, imaging/scanning, e-commerce implementation, pre-adjudication, mailroom services, etc.) to reduce their internal information technology staffing costs, meet government regulations, as well as partnering to achieve increased levels of provider connectivity.

         ENS presents significant opportunities, especially in the physician market. According to the 2000 Health Data Directory, 64.5% of claims are submitted electronically via third parties or on a direct basis to payers. The largest share of electronic claims (including 89% of Medicaid and 84% of Medicare) are sent to the government, which requires electronic transmission. Of the payers, commercial and managed care organizations receive the lowest percentage of electronic claims (45% and 18%, respectively). Of the providers, hospitals send the most electronic claims (84.5%) and physicians send the least (43%).

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

         The Administration Simplification Act, Section F of HIPAA, requires the adoption of eight standard financial and administrative formats to enable health information to be exchanged electronically, thus improving the efficiency and effectiveness of the health care system. HIPAA-AS should accelerate the number of electronic claims, and related transactions, such as eligibility, enrollments and disenrollments, etc. As payers must develop the capacity to accept or send HIPAA-AS mandated transaction sets, payers can look to third parties such as Health-e Network(R) to accept or send transaction information on their behalf. Management believes that the combination of HIPAA, NCQA, and other healthcare lobbying groups should drive the growth of batch (medical) claims, real-time transactions, and claims outsourcing processes.

COMPETITION

         The healthcare industry continues to suffer from outdated paper and manual processing. Although technically the efficiencies from use of the internet and other e-commerce tools are clearly available, healthcare remains today less technically sophisticated for most of its transaction processing. Many competitors, such as WedMD, ClaimsNet and others, offer all levels of new Internet-based services to the healthcare industry. To date, adoption and integration into daily practice of these offerings has been at a very low level. ENS expects increasing levels of e-commerce application adoption by the healthcare industry's primary participants over the next three to five years. ENS competes against traditional claims clearinghouses, such as WebMD, MedUnite/NDC, Per-Se Technologies, ProxyMed, and others. ENS has in the past competed with legacy practice management systems vendors offering a claims processing component. However, in the past year, ENS began partnering with many new vendors by offering back-end processing, integrated and co-brandable solutions.

         Factors influencing competition in the healthcare market include (i) compatibility with the provider's software and inclusion in practice management products and (ii) relationships with third-party payers, including managed care organizations. ENS believes that the most significant factors in developing and maintaining relationships with its customers are the breadth, price and quality of ENS' products and services, provider level support and ENS' ability to address its customers' current needs effectively while facilitating the transition to high levels of utilization of Internet applications. We seek to establish a predictable recurring revenue stream by entering into multi-year agreements.

SALES AND MARKETING

         ENS develops and maintains payer, provider and vendor relationships through our sales and marketing personnel located in five geographic regions. Our sales and marketing strategy focuses on selling our services to providers either directly, through sales representatives and through organizations, such as healthcare finance consulting firms, practice management software firms, application service providers, and health care plan administrators that have relationships with or access to a large number of providers. ENS develops long-term relationships with systems vendors, third party payers and other large submitters of healthcare transactions. In addition, we work closely with practice management system vendors to provide an integrated solution to providers.

         Some of our payer clients co-sponsor marketing initiatives with healthcare provider groups to educate and help initiate the adoption of healthcare e-commerce utilizing ENS services. These initiatives have proven to be effective in driving the e-commerce connectivity of payer organizations with their provider base via ENS.

CUSTOMERS

         Our principal customers consist of healthcare providers, such as physicians, hospitals, clinics and billing services, and third-party payers, such as indemnity insurers, managed care organizations, preferred provider organizations, claims submitters and state/federal governmental agencies. In addition, ENS markets its services indirectly to providers and payers through third party administrators, aggregators, consultants and accountants. Benesight and Lifeguard accounted for 30% and 12%, respectively, of total revenues during fiscal 2001. QualMed, Inc. and Benesight accounted for 16% and 14%, respectively, of total revenues during fiscal 2000.

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

OPERATIONS

         We deliver our services via a state-of-the-art network comprised of multiple servers, a mixture of commercial and Health-e Network(R) proprietary software, high-speed Ethernet connections, and dial-up and private-line connections to/from customers.

         Our computer network provides for multi-path host access with a high degree of accuracy and integrity. It was designed to operate continuously and was constructed and engineered with fault tolerance and redundancy in mind. Servers are typically configured with redundant hard drives, multiple power supplies, and multiple processors. Power is provided via uninterruptible power supply systems. The software and related data files that are maintained and processed on the network are backed up nightly and stored off-site from the data center. We outsource some of the data entry and programming functions.

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

PROPRIETARY RIGHTS

         We own certain of the software and systems designs that we use and have a limited, perpetual, nonexclusive, royalty-free license to use other software and systems designs. We also license certain other software from third parties.

         Our success is dependent in part upon electronic transaction processing technology developed by us. We have not sought patents or copyright protection for any of our software or related technology. A combination of trade secrets, service mark and contract protection is used to establish and protect that technology. There can be no assurance that these legal protections and the precautions will be adequate to prevent misappropriation of technology used by us. Furthermore, the legal protections do not prevent independent third-party development of competitive technology.

NAME CHANGE

         On December 3, 2001, ENS announced the change of its name from Electronic Data Submission Systems Inc. to Electronic Network Systems, Inc. in settlement of a trademark dispute. This name change and the accompanying change in logo reflect the expansion of our healthcare and e-commerce services.

GOVERNMENT REGULATION AND HEALTHCARE REFORM

         The healthcare industry is highly regulated and subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare organizations. Our products are designed to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. Changes in such systems could result in the need for unplanned product enhancements, delays or cancellations of orders or shipments, or the revocation of endorsement of our services by hospital associations or other customers. Any of such occurrences could have a materially adverse effect on our business, financial condition and results of operations.

         During the past several years, the United States of America's healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates. Certain proposals to reform the U.S. healthcare system are periodically considered by Congress and certain state legislatures. These programs may contain proposals to increase governmental involvement in healthcare or otherwise change the operating environment for our current and potential customers. Healthcare organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for our services. On the other hand, changes in the regulatory environment have increased and may continue to increase the needs of healthcare organizations for cost-effective information management and thereby enhance the marketability of our services.

         We cannot predict with any certainty what impact, if any, such proposals or reforms might have on ENS' business, results of operations and financial condition. In addition, many providers are consolidating to create integrated healthcare delivery systems with greater regional market power. As a result, these emerging systems could have greater bargaining power, which may lead to price erosion of our services. The failure of ENS to maintain adequate price levels would have a materially adverse effect on our business, financial condition and results of operations. Other legislative or market-driven reforms could have unpredictable effects on our business, financial condition and results of operations.

         Recent government and industry legislation and rulemaking, especially the Health Insurance Portability and Accountability Act (HIPAA), the Joint Commission on Accreditation of Healthcare Organizations (JCAHO), industry accreditation groups such as the National Committee for Quality Assurance (NCQA) and organized lobbies representing physician groups are requiring the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information. HIPAA should accelerate the number of electronic claims and related real-time transactions, such as eligibility, verification, enrollment, etc. A section of HIPAA, the Administrative Simplification Act, requires payers to use eight standardized real-time transactions, including eligibility. On August 17, 2000, the U.S. Department of Health and Human Services published final regulations to govern these eight standardized real-time transactions involving health information, which require compliance by October 16, 2002. Payers should be able to meet these requirements by outsourcing the claims processing function to third parties such as Health-e Network(R).

         The United States Food and Drug Administration (FDA) is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act. Computer products and services are subject to regulation when they are used or are intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body. The FDA could determine in the future that any predictive aspects of our services make them clinical decision tools subject to FDA regulation. Compliance with these regulations could be burdensome, time-consuming and expensive. We also could become subject to future legislation and regulations concerning the development and marketing of healthcare software systems. These could increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable. We cannot predict the effect of possible future legislation and regulation.

         The confidentiality of patient records and the circumstances under which such records may be released for inclusion in our databases are subject to substantial regulation by state and federal governments. These state laws and regulations govern both the disclosure and the use of confidential patient medical record information. Although compliance with these laws and regulations is at present principally the responsibility of the hospital, physician or other provider, regulations governing patient confidentiality rights are evolving rapidly. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of such information to implement security measures that may require substantial expenditures by ENS. There can be no assurance that changes to state or federal laws will not materially restrict the ability of providers to submit information from patient records using our services.

FACILITIES

         ENS' executive and corporate offices are located in Colorado Springs, Colorado in approximately 20,000 square feet of office space under a lease that expires June 14, 2003. ENS has a processing center in Pueblo, Colorado that occupies approximately 11,000 square feet. ENS also maintains offices in Cooper City, FL, Jacksonville, FL, Philadelphia, PA, Las Vegas, NV, San Jose, CA, and Chicago, IL. We believe that our facilities are adequate for our current operations.

EMPLOYEES

         As of January 10, 2002, ENS had 221 employees, including 44 salaried and 177 hourly employees (including temporary employees). None of these employees is represented by a union or other collective bargaining group. ENS believes its relationship with its employees is good.

LITIGATION

         ENS is not currently party to any material litigation.

TELECOMMUNICATIONS

         We have sold or otherwise disposed of all our telecommunications businesses, but we continue actively to seek acquisitions in the area. For instance, we participated in a bid for a bankrupt competitive local exchange carrier in December 2001. Management believes that the prices of telecommunications businesses have only recently been reduced sufficiently to offer again attractive opportunities. Some of our former telecommunications operations are described below.

WIRELESS CABLE

          In June 1997 the Company completed the sale of its subsidiary, South Florida Television Inc., which held its rights to provide wireless cable TV service in Miami, to BellSouth Corporation (NYSE: BLS) for 1,048,321 shares of BellSouth common stock, based on a $48 million purchase price. We do not currently own any wireless cable systems or channels, and, while we continue to seek and review opportunities in this area, we have no specific agreements or understandings to acquire any such assets.

TLC PRODUCTIONS

         In April 2001, we closed our subsidiary TLC Productions, Inc. ("TLC"), a teleport and uplink facility located in North Miami, Florida, that provided satellite uplink services to clients who then are able to rebroadcast signals to video programming distributors.

OTHER OPERATIONS

DEVELOPING TECHNOLOGY

          The Company is reviewing on a preliminary basis acquisitions of healthcare, telecommunications and strategically linked companies.

ACQUISITIONS

         The Company is actively seeking to acquire other businesses in telecommunications, e-health, e-commerce, media and unrelated areas, but currently has no specific agreements or arrangements to acquire any such businesses.

ANAGRAM INTERNATIONAL COMMUNICATIONS LTD.

         Anagram was organized in 1995 to engage in, among other things, the business of acquiring television programming for distribution in the United States and abroad. The Company invested an aggregate of $636,875 in Anagram. Anagram wound down most of its business in 2000.

OTHER EVENTS

         On January 23, 2002, we changed the Company's name from National Wireless Holdings Inc. to NWH, Inc., reflecting its expansion as a holding company into healthcare e-commerce and interest in acquisitions in other areas.

         In August and December, 2001, we purchased additional shares of Common Stock of ENS from a stockholder in separate transactions, one for $100,000 cash and the other for $500,000 cash and a $200,000 contingent note, and we currently own 91.5% of the outstanding diluted common stock of ENS.

         Our board of directors authorized the repurchase of up to 20% of our common shares because we believe, under current market conditions, the repurchase is a favorable investment. The repurchased shares will also be available for sale upon exercise of outstanding options. Through October 31, 2001, we repurchased 16,500 shares for an aggregate cost of $192,995, and, through January 23, 2002, we repurchased 83,400 additional shares for an aggregate cost of $890,016.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company's financial and business prospects and capital requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the limited nature of the Company's operations and the risk of the Company's failure to acquire additional businesses; ENS' history of losses; the uncertain acceptance of Health-e Network(R); competition; existing government regulations and changes in, or the failure to comply with, government regulations; the ability of the Company to sustain, manage or forecast its growth; dependence on significant customers and the potential loss thereof; the ability to attract and retain qualified personnel; and other factors referenced in this Annual Report on Form 10-K. Certain of these factors are discussed in more detail elsewhere in this Annual Report on Form 10-K, including, without limitation, under the captions "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business" and Exhibit 99 hereto. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

ITEM 2.           PROPERTIES

         The Company generally leases the real estate where its business and offices are located. In June 1994, a subsidiary of the Company entered into an 8-year operating lease of office space for its offices in New York at a rate per month of $7,892 plus escalation charges. The lease is expected to be renewed. Through December 2000, the Company and certain subsidiaries leased office space in Rantoul, Illinois, from a company owned by an officer and the former Chairman of the Company on a month-to-month basis. The Company's subsidiary, ENS, leases approximately 20,000 square feet of office space in Denver, Colorado under a lease that expires June 14, 2003. ENS also maintains offices in Pueblo, CO and Cooper City, FL. The Company's subsidiary, TLC, has accrued liabilities for expenses on a terminated lease. The Company's total lease expense for the year ended October 31, 2001 was approximately $750,000 (net of $21,000 of rental income) as compared to approximately $604,000 (net of $36,000 of rental income) for the year ended October 31, 2000. The Company believes its properties are adequate for its current needs.

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


                            2001                               2000
                    ---------------------               ------------------

QUARTER              HIGH            LOW                HIGH        LOW

First               17.75           9.00                29.25       14.75
Second              16.50          11.01                35.75       19.00
Third               14.50          12.25                25.50       18.25
Fourth              15.95           9.00                23.94       14.50


As of January 23, 2002, there were approximately 1,000 beneficial holders of Common Stock.

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

ITEM 6.           SELECTED FINANCIAL DATA

The selected historical financial data for the Company presented below under the captions "Operating Data" and "Balance Sheet Data" as of October 31, 1997, 1998, 1999, 2000 and 2001, and for the years ended October 31, 1997, 1998, 1999, 2000 and 2001 are derived from the Company's consolidated financial statements. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."


                                             YEAR ENDED       YEAR ENDED        YEAR ENDED        YEAR ENDED        YEAR ENDED
                                             OCTOBER 31,      OCTOBER 31,       OCTOBER 31,      OCTOBER 31,         OCTOBER 31,
                                                 2001            2000              1999             1998               1997
                                           ---------------- ----------------  ----------------  ----------------  ----------------

Operating Data:
  Total Revenue                                $14,477,738     $11,211,363       $ 6,992,256       $ 6,801,632       $ 4,717,681
  Service Revenue                               12,183,824       9,031,402         5,325,505         4,492,991         3,308,080
  Expenses                                      16,028,110      13,418,334         8,585,068         7,699,825         6,055,033
Total Gain (Loss) on securities transactions     8,614,811       4,040,583        (1,283,451)       (4,116,031)               --
  Gain on Sale of SFTV(1)                               --              --                --                --        44,196,516
  Net Income (Loss)(2)                           2,152,439       1,782,612        (1,376,263)       (3,314,224)       25,969,164
  Net Income (Loss) per common share-
  Basic (3)                                           0.65            0.53             (0.42)            (1.01)             7.96
  Weighted average number of common
  Shares outstanding-Basic (3)                   3,333,000       3,333,000         3,293,274         3,283,000         3,259,923


Balance Sheet Data:
  Cash and cash equivalents................    $19,231,683     $11,520,876       $24,754,663       $27,359,353      $ 21,256,356
  Marketable securities....................     34,794,641      51,476,079        30,988,890        32,541,020        49,598,687
  Total assets.............................     64,019,330      72,549,284        64,226,219        66,628,350        79,085,656
  Total liabilities........................     17,099,510      25,262,484        16,898,016        20,273,317        36,016,130
  Total stockholders' equity...............     46,919,820      47,286,800        47,328,203        46,355,033        43,069,526(4)

(1)  See Note 4 to Consolidated Financial Statements
(2) During the fiscal year ended October 31, 2001, the Company adopted the provisions of SFAS 133 (Accounting for Derivative Instruments and Hedging Activities) which resulted in a cumulative effect adjustment of $2,812,000. See Note 2 to Consolidated Financial Statements.
(3)  See Note 2 to Consolidated Financial Statements
(4)  In July 1997, the Company paid $1.30 in dividends.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


         NWH, Inc. ("NWH" or the "Company"), formerly National Wireless Holdings Inc., a Delaware corporation organized on August 31, 1993, is an electronic commerce and communications company focussing primarily on acquisition and operation of telecommunications, e-commerce and other strategically linked businesses. The Company currently owns and operates Electronic Network Systems, Inc. ("ENS"), formerly known as Electronic Data Submission Systems, Inc., a business-to-business healthcare e-commerce data interchange company, providing links between healthcare providers and payers. In addition, the Company continues its business of acquiring controlling interests in telecommunications, healthcare and other strategically linked areas. The Company may acquire or invest in other businesses. In June 1997, the Company sold its wireless cable assets in Miami Florida in exchange for common stock of BellSouth Corporation.

         The Company was incorporated in Delaware on August 31, 1993. The Company's fiscal year ends on October 31.

         Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company's financial and business prospects and capital requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors as described in
Exhibit 99 to this Annual Report on Form 10-K that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. See "Business--Special Note Regarding Forward-Looking Statements".

RESULTS OF OPERATIONS

2001 AS COMPARED TO 2000:

Services Revenue:
Services revenue increased from $9,031,402 in 2000 to $12,183,824 in 2001, primarily reflecting increased revenues of ENS, a 91.5% owned subsidiary. ENS' results are discussed in detail below.

Interest and Dividend Income:
Interest income increased from $1,729,998 in 2000 to $1,897,846 in 2001, primarily as a result of increased cash, cash equivalents and marketable securities balances and higher interest rates. Dividend income decreased from $449,963 in 2000 to $396,068 in 2001, due to lower dividends received on BellSouth common stock as shares were sold during the year.

Cost of Services:
Cost of services increased from $5,468,401 in 2000 to $6,394,747 in 2001, as a result of increased business levels of ENS.

Professional Fees:
Professional fees decreased from $624,969 in 2000 to $586,640 in 2001, as a result of lower activity relating to tax and corporate actions in 2001.

General and Administrative:
General and administrative expenses increased from $6,190,496 in 2000 to $7,527,841, primarily as a result of increased business levels at ENS.

Depreciation and Amortization:
Depreciation and amortization increased from $1,044,944 in 2000 to $1,392,629, primarily because of acquisition of equipment at ENS.

Interest Expense:
Interest expense increased from $89,524 in 2000 to $126,253, primarily due to increase in capital lease obligations and higher debt of ENS.

Loss from Operations:
As a result of the foregoing events, loss from operations was ($2,206,971) in 2000 as compared to a loss from operations of ($1,550,372) in 2001.

Gain (Loss) on Securities Transactions, Net:
We realized a net gain on securities transactions for 2001 of $8,614,811 compared to a net gain for 2000 of $4,040,583, primarily as a result of closing option positions on, and the sale of, BellSouth common stock. The effect of unrealized (losses) on marketable securities as reflected in Other Comprehensive Income (Loss), net of related income taxes, amounts to ($4,062,105), in 2001 and ($1,280,073) in 2000.

Income (Loss) before Provision for Income Taxes and Cumulative Effect of a Change in Accounting for Written Call Options: We realized income before provision for income taxes and cumulative effect of a change in accounting for written call options of $7,064,439 for 2001, as compared to $1,833,612 for 2000, primarily as a result of increased gain on securities transactions and reduced loss from operations at ENS.

Provision for Income Taxes:
The provision for income taxes was $2,100,000 for 2001, as compared to a provision for income taxes of $51,000 for 2000.

Income before Cumulative Effect of a Change in Accounting for Written Call
Options:
Income before cumulative effect of a change in accounting for written call options increased from net income of $1,782,612 for 2000 to $4,964,439 for 2001, as a result of the foregoing events.

Cumulative Effect of a Change in Accounting for Written Call Options:
Cumulative effect of a change in accounting for written call options net of taxes of $1,514,667 was ($2,812,000) for 2001.

Net Income:
Net income increased from $1,782,612 for 2000 to net income of $2,152,439 for 2001, as a result of the foregoing events.

2000 AS COMPARED TO 1999:

Services Revenue:
Services revenue increased from $5,325,505 in 1999 to $9,031,402 in 2000, primarily reflecting increased revenues of ENS, the Company's subsidiary.

Interest and Dividend Income:
Interest income increased from $1,079,128 in 1999 to $1,729,998 in 2000, primarily as a result of increased cash, cash equivalents and marketable securities balances and higher interest rates. Dividend income decreased from $587,623 in 1999 to $449,963 in 2000, due to lower dividends received on BellSouth common stock as shares were sold during the year.

Cost of Services:
Cost of services increased from $2,918,976 in 1999 to $5,468,001 in 2000 as a result of increased business levels of ENS.

Professional Fees:
Professional fees decreased from $725,708 in 1999 to $624,969 in 2000, as a result of lower activity relating to tax and corporate actions in 2000. Professional fees included approximately $181,000 in 1999 for a successful defense of an Internal Revenue Service audit.

General and Administrative:
General and administrative expense increased from $3,783,442 in 1999 to $6,190,496 in 2000, primarily as a result of increased business levels at ENS.

Depreciation and Amortization:
Depreciation and amortization decreased from $1,087,386 in 1999 to $1,044,944 in 2000, primarily because assets of our satellite programming uplink facility were fully depreciated and have not been replaced.

Interest Expense:
Interest expense increased from $69,556 in 1999 to $89,524 in 2000, due to higher debt of ENS and miscellaneous tax charges.

(Loss) from Operations:
As a result of the foregoing events, loss from operations was ($1,592,812) in 1999 as compared to a loss from operations of ($2,206,971) in 2000.

Gain (Loss) on Securities Transactions, Net:
We realized a net gain on securities transactions for 2000 of $4,040,583, as compared to net loss for 1999 of ($1,283,451), primarily as a result of closing option positions on, and the sale of, BellSouth common stock. The effect of unrealized gains on marketable securities as reflected in Other Comprehensive Income (Loss) amounts to ($1,280,073), net of related income taxes, in 2000 and $1,135,111 in 1999.

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

Income (Loss) before Cumulative Effect of a Change in Accounting for Written Call Options:
Income (loss) before cumulative effect of a change in accounting for written call options increased from net (loss) of ($1,376,263) for 1999 to net income of $1,782,612 for 2000, as a result of the foregoing events.

Net Income (Loss):
Net income increased from a net loss of ($1,376,263) in 1999 to a net income of $1,782,612 for 2000, as a result of the foregoing events.

ENS--RESULTS OF OPERATIONS:

See Note 15 to the Financial Statements for segment information concerning ENS.

ENS - FISCAL YEAR ENDED SEPTEMBER 30, 2001 AS COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2000:

Services Revenue:
Services revenue increased from $8,805,124 in 2000 to $12,153,746 in 2001 (or approximately 38.0%), primarily reflecting the full implementation of all long term contracts and increases in our customers' claim volumes.

Cost of Services:
Cost of services increased from $4,903,709 in 2000 to $6,391,866 in 2001 (or approximately 30.3%), as a result of the full implementation of all long term contracts. The increase was proportionately slightly lower than the increase in services revenue in part because of implementation of our business model and cost containment, and in part because of economies of scale.

General and Administrative:
General and administrative expense decreased from $4,449,852 in 2000 to $4,365,607 in 2001 (or approximately 1.9%), primarily because of implementation of our business model and cost containment, and in part because of economies of scale.

Depreciation and Amortization:
Depreciation and amortization increased from $661,763 in 2000 to $1,236,287 in 2001 as a result of additional furniture, computer software and equipment purchased for increased business levels.

Interest Expense:
Interest expense, exclusive of interest payable to NWH, increased from $73,075 in 2000 to $122,432 in 2001, due to higher debt incurred to purchase equipment under capital lease obligations and manage operations. As of September 30, 2001, $465,000 of interest expense was payable by ENS to the Company and is eliminated in consolidation and computation of EBITDA.

Loss from Operations:
As a result of the foregoing events and reflecting in part more profitable operations in ENS' fourth fiscal quarter, loss from operations decreased from ($2,164,386) in 2000 to ($1,262,667) in 2001. Because of stable expected growth in revenue and the full implementation of our business model, including cost containment, we believe ENS operations will be profitable in 2002.

EBITDA:

EBITDA increased from ($1,435,263) for 2000 to $60,535 for 2001 as a result of increased revenue and, on a proportionate basis, lower costs, as discussed above. EBITDA is the (loss) from operations before interest expense, taxes and depreciation and amortization, as derived from segment, information in Note 15 to the Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

         We fund our operations with the net proceeds from our initial public offering in 1994 of 2,000,000 shares of Common Stock aggregating, after payment of offering costs, approximately $22,000,000 and the June 1997 sale of our South Florida wireless cable subsidiary for $48 million in BellSouth common stock. The proceeds have been used for, and are currently reserved to fund acquisitions of, healthcare e-commerce investments, telecommunications assets, media businesses, development of our other businesses and development and acquisition of new technologies and businesses in other areas. Such amount, with earnings thereon including proceeds from sale of BellSouth common stock and related derivatives, is expected to be sufficient to implement this business plan through October 2002, or for a shorter period if we determine to invest a substantial portion of our assets in major acquisitions, equity investments or stock repurchases. We actively seek to acquire or invest in healthcare e-commerce, other businesses in telecommunications, media or in unrelated areas. We have no specific arrangements with respect to any such acquisitions or investments at the present time. There can be no assurance that any such acquisitions or investments will be made.

         Our board of directors authorized the repurchase of up to 20% of our common shares because we believe, under current market conditions, the repurchase is a favorable investment. The repurchased shares will also be available for sale upon exercise of outstanding options. Through October 31, 2001, we repurchased 16,500 shares for an aggregate cost of $192,995, and, through January 23, 2002, we repurchased 83,400 additional shares for an aggregate cost of $890,016.

         As of October 31, 2001, we had approximately $54 million in cash and marketable securities, as well as our interest in ENS and other investments.

         During the year ended October 31, 2001, we closed portions of our option position in BellSouth common stock and sold shares of BellSouth common stock. While we continue to review our position in BellSouth common stock and from time to time have sold and purchased shares and options on the position, we have not yet determined whether we will sell or hedge our remaining BellSouth securities in the near future or how we will invest the proceeds of any such sale.

         In August and December, 2001, we purchased additional shares of Common Stock of ENS from a stockholder in separate transactions, one for $100,000 cash and the other for $500,000 cash and a $200,000 contingent note, and we currently own 91.5% of the outstanding diluted common stock of ENS. In the year ended October 31, 2001, we advanced an additional $425,000 to ENS, for a total outstanding loan of $6,109,811, including accrued interest. Interest receivable by the Company from ENS increased by $455,348 to $929,811 at October 31, 2001. The outstanding balance under this loan agreement has been eliminated from the balance sheet in consolidation. During 2001, the Company spent $2,138,908 on fixed assets, including $1,307,211 for internally developed software and $690,561 for computer equipment required for increased claims processing and the development of Xpedite, our provider targeting and tracking system. Operating overhead costs of ENS have increased in order to support its continued growth. We anticipate related continued growth in revenues at ENS in the near future.

         Operating overhead costs of ENS have decreased as a result of cost cutting measures and production efficiencies gained. We anticipate further increased revenues in the near future. The combination of these factors going forward will improve overall profitability, allowing the Company to sustain itself on cash flows from operations.

ENS - LIQUIDITY AND CAPITAL RESOURCES:

         ENS' losses have been financed principally through equity investments by the Company and loans from the Company, which loans aggregated $6,068,578 through September 30, 2001 (including accrued interest of $888,578). ENS plans additional investment in its technology enhancements, including further development and implementation of Xpedite, its full contact management operating system; its Internet claims processing system; Web Enrollment, a remote Internet based technology to enroll customers at time of sale; ECT, an Internet based full claims tracking system; additional payer connectivity; and enhancements to broaden the transactions processing infrastructure.

         Although we believe that ENS may need to obtain additional financing to accelerate its strategic business plan based upon existing contracts with physicians, other providers, payers and management companies and current expense levels, management expects ENS to continue profitable operations, established in the third quarter of fiscal 2001, through fiscal 2002.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities, other than activities relating to ENS and potential acquisitions, is to preserve principal and maintain adequate liquidity, while at the same time maximizing the yield we receive from our portfolio. We also utilize derivative financial instruments in our investment portfolio to hedge our position in BellSouth common stock and reduce equity price risk.

Changes in prevailing interest rates will cause the yield on our investments and the costs of derivative instruments to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and marketable securities (other than BellSouth common stock and related derivatives) in commercial paper, non-government debt securities, money market funds, highly liquid U.S. Treasury notes and federal agency notes and other low risk investments. We view these high grade securities within our portfolio as having similar market risk characteristics. The weighted-average interest rate of the portfolio was 3.8 % at October 31, 2001.

Currently almost all our revenues and expenses are denominated in U.S. dollars and, as a result, we have experienced no significant foreign exchange gains and losses to date. We conduct only limited transactions in foreign currencies, and we do not anticipate that foreign exchange gains or losses will be significant in the foreseeable future. We have not engaged in foreign currency hedging activities to date.

In the opinion of management, inflation has not had a material effect on the operations of the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, Goodwill and Other Intangible Assets". SFAS No. 141, which requires all business combinations to be accounted for under the purchase method of accounting, is effective for business combinations initiated after June 30, 2001. Under the new rules of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be subject to at least an annual impairment test in accordance with the statement. Other intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001. Upon adoption, application of the non-amortization provisions of the statement is expected to reduce annual amortization expense by approximately $300,000. The Company is assessing the impact that the impairment test will have upon adoption.

In October, 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement defines the accounting for long-lived assets to be held and used, assets held for sale and assets to be disposed of by other than sale and is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of this pronouncement to have a material effect on the earnings or financial position of the Company.

Effective November 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under the pronouncement, written call options are measured at fair value on the balance sheet with unrealized gains and losses recognized in the statement of operations. Previously, written call options were measured at fair value on the balance sheet, however, unrealized gains and losses were recorded in other comprehensive income and were not recognized in the statement of operations until settlement. The unrealized loss on written call options, which was balanced by a rise in the market value of the underlying stock, was approximately $4,327,000 on November 1, 2000 and was recorded as a cumulative effect. The tax effect of this unrealized loss was $1,515,000.

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

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the current directors and executive officers of the Company is set forth as follows:

Name                      Age   Position
--------------------------------------------------------------------------------
Terrence S. Cassidy        59   President, Chief Executive Officer and Director
Thomas R. DiBenedetto      52   Director
Louis B. Lloyd             55   Director
Michael A. McManus, Jr.    58   Director
Vincent Tese               57   Director
Timothy A. Mathews         39   Executive Vice President - Technology


TERRENCE S. CASSIDY                         Director Since 1993

         Mr. Cassidy has been President, Chief Executive Officer and a director of the Company since its incorporation in August 1993. He was an independent financial consultant from 1988 to 1993. Prior to 1988, he served as a Vice President and principal of Allen & Company Incorporated, an investment banking firm, for 15 years with a concentration in communications. Prior to 1973, he served as co-director of research at Shields & Company, a brokerage firm. From 1994 to 2000, he was a director of Absolute Bank, a Republic of Georgia bank.

THOMAS R. DIBENEDETTO                       Director Since 1993

                  Since 1992, Mr. DiBenedetto has been President of Junction Investors, Ltd., an investment banking firm based in Boston, Massachusetts. From 1989 to the present, he has been a general partner of Boston International Group, LP, a private investment fund. He has been, since 1985, a director of Alexanders, Inc., a retailing and real estate company. From 1993 to 2000, he was a director of Showscan Corporation, a multi-media entertainment company. He is also a director of the Caucasus Fund. From 1994 to 2000, he was a director of Absolute Bank, a Republic of Georgia bank.

LOUIS B. LLOYD                              Director Since 1993

         Since April 1996, Mr. Lloyd has been President of Belfinance Securities, Inc., a broker-dealer. He was President and Chief Executive Officer of Republic New York Securities Corporation, a brokerage firm subsidiary of Republic New York Corporation, from 1991 to 1994. For more than five years prior to joining Republic, Mr. Lloyd was a Senior Executive Vice President of Shearson Lehman Brothers in its Worldwide Institutional Equity Trading and Sales

Departments. Since 1992 he has been a director, and from 1992 to 2000 chairman, of Antigua Enterprises, an apparel company. From December 1994 to December 2000, he was Vice Chairman of Absolute Bank, a Republic of Georgia bank.

MICHAEL A. MCMANUS, JR.                     Director Since 1994

         Mr. McManus has been President and CEO of Misonix Inc., a medical device company, since November, 1998. He was President and Chief Executive Officer of New York Bancorp Inc. ("NYBI") from 1991 to 1998, a director of NYBI from 1990 to 1998 and a director and Vice Chairman of Home Federal Savings Bank, NYBI's subsidiary, from 1991 to 1998. He is also a director of the United States Olympic Committee, Document Imaging System Corp. and Novavax Inc. He has served in numerous government capacities, including Assistant to the President of the United States from 1982 to 1985 and as Special Assistant to the Secretary of Commerce during the Ford Administration.

VINCENT TESE                                Director Since 2000

         Mr. Tese has been Chairman of Wireless Cable International Inc. since April 1995. Mr. Tese was Chairman of Cross Country Wireless Inc. from October 1994 to July 1995 and was a corporate officer and a general partner of Cross Country Wireless Inc.'s predecessors, Cross Country Wireless Cable - I, L.P. and Cross Country Wireless Cable West, L.P., from 1990 until October 1994. Mr. Tese was the Director of Economic Development for the State of New York from June 1987 to December 1994. Mr. Tese is currently a director and Chairman of the Audit Committee of The Bear Stearns Companies, Inc.

TIMOTHY A. MATHEWS

         EXECUTIVE VICE PRESIDENT - TECHNOLOGY. Mr. Mathews has served as the Company's Executive Vice President - Technology since September 1995. For more than seven years prior to that time, he served in a variety of managerial capacities for other pay television companies, including in construction, technical, supervisory, contractor, marketing and installation capacities.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's officers and directors to file initial reports of ownership and reports of changes in ownership with the "SEC" and each exchange on which its securities are traded. Officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, all requisite filings were made in 2001, except that an inadvertent error in Mr. DiBenedetto's Section 16(a) forms was corrected in a Form 5 filing.

ITEM 11.      EXECUTIVE COMPENSATION

The following table sets forth information as to compensation paid by the Company and its subsidiaries for the fiscal years ended October 31, 1999, 2000 and 2001 to each of the directors and executive officers of the Company:

                           SUMMARY COMPENSATION TABLE


                                                                             Long-Term Compensation

                                          Annual Compensation                  Awards           Payouts
(a)                     (b)        (c)         (d)             (e)        (f)          (g)         (h)     (i)
                                                            Other                                          All
                                                            Annual                 Securities              Other
                                                            Compen-    Restricted  Underlying      LTIP    Compensation
Name and Principal                                          sation      Stock       Options/      Payouts  ($)
Position                Year       Salary($)   Bonus($)     ($)         Award(s)   SARs (#)       ($)

Terrence S.  Cassidy,   2001       260,000                                         25,000
President and Chief     2000       260,000                                         50,000(1)
Executive Officer       1999       220,000


Michael J. Specchio,    2001(2)     75,000
Chairman(3)             2000(2)    116,250
                        1999(2)    180,000

Timothy Mathews,        2001       120,000
Executive Vice          2000       120,000
President - Technology  1999       120,000


(1)   Surrendered in July 2001,
(2)   Paid to an affiliate of Mr. Specchio.
(3)   Resigned in March 2000.

EMPLOYMENT CONTRACTS AND OTHER ARRANGEMENTS WITH EXECUTIVE OFFICERS

         On June 26, 2000, the Company amended its employment agreement with Terrence S. Cassidy, President and Chief Executive Officer of the Company, to increase his compensation to $260,000 per year, with a 15% raise after two years, and to provide for an initial term of three years, commencing as of June 26, 2000, with automatic extensions at the end of each year for additional one-year periods unless either party gives notice of termination prior to the end of such year. The agreement provides that in the event of a change in control of the Company, Mr. Cassidy may in certain circumstances terminate his employment and receive severance benefit pay equal to three times such executive's annual compensation, including certain bonuses, if any. Pursuant to this agreement, Mr. Cassidy has agreed not to compete with the Company during the term of his agreement and for a period of one year thereafter, and the Company has agreed to indemnify him against expenses incurred in any proceeding arising out of his employment to the maximum extent provided by law.

OPTION GRANTS AND SURRENDERS

         On July 31, 2001, five of our executive officers and directors surrendered five-year options, exercisable at an exercise price of $30.00 per share, (except in the case of Terrence S. Cassidy, in whose case the exercise price is $33.00) to purchase an aggregate of 130,000 shares of our Common Stock in the following amounts:


                      NAME AND POSITION                                          NUMBER OF OPTIONS
                      -----------------                                          -----------------

Terrence S. Cassidy, President and Chief Executive Officer                            50,000

Thomas R. DiBenedetto, Director                                                       10,000

Louis B. Lloyd, Director                                                              10,000

Michael A. McManus, Jr., Director                                                     10,000

Vincent Tese, Director                                                                50,000


         On January 30, 2001, we granted five-year options to purchase an aggregate of 65,000 shares of our Common Stock to five of our executive officers and directors in the following amounts at an exercise price of $18.00 per share, 121% of the fair market value on the date of the grant. On February 27, 2001, our Common Stock closed at $13 7/8 on the Nasdaq National Market.


                      NAME AND POSITION                                          NUMBER OF OPTIONS
                      -----------------                                          -----------------

Terrence S. Cassidy, President and Chief Executive Officer                            25,000

Thomas R. DiBenedetto, Director                                                        5,000

Louis B. Lloyd, Director                                                               5,000

Michael A. McManus, Jr., Director                                                      5,000

Vincent Tese, Director                                                                25,000

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

(a)                          (b)                  (c)                            (d)                    (e)
                                                                        Number of Securities   Value of Unexercised
                                                                        Underlying             In-the-Money
                                                                        Unexercised            Options/SARs at
                                                                        Options/SARs at        FY-End ($)
                                                                        FY-End (#)

                             Shares Acquired on                         Exercisable/           Exercisable/
Name                         Exercise (#)         Value Realized ($)    Unexercisable          Unexercisable

Terrence S.  Cassidy                  0                    0                58,333/16,667               0/0

Thomas R. DiBenedetto                 0                    0                 4,166/3,334                0/0

Louis B. Lloyd                        0                    0                 4,166/3,334                0/0


Michael A. McManus, Jr.               0                    0                 4,166/3,334                0/0

Vincent Tese                          0                    0                10,833/16,667               0/0


         Except as set forth above, we have not named particular individuals who will receive options or rights under the 1997 Equity Incentive Plan, as amended, we have not set the number of shares to be covered by any options or rights granted to a single individual, and we have not set the number of individuals who will receive grants of such options or rights. We will use the proceeds, if any, from the sale of stock pursuant to the 1997 Equity Incentive Plan for the general purposes of the company. In addition, our board of directors will determine uses for proceeds from the receipt of payment in shares of Common Stock, including redelivery of the shares received upon exercise of options.

         In addition, in April 2001 each of Messrs. DiBenedetto, Lloyd, McManus and Tese received a five-year option to purchase 2,500 shares at an exercise price of $12.75, which equals the market value on the date the options were granted, pursuant to our 2000 Non-Employee Directors Plan.

REMUNERATION OF DIRECTORS AND RELATED MATTERS

         Each member of the Board of Directors, other than an employee-director (Mr. Cassidy is the only such employee-director), receives an annual fee of $5,000 and $500 per meeting attended, and, in addition, he will automatically be granted an option to purchase 2,500 shares of our Common Stock on the date of our annual stockholder's meeting pursuant to our 2000 Non-Employee Directors Plan.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled "Security Ownership of Directors and Executive Officers" in the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in April, 2002.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         All current transactions between the Company, and its officers, directors and principal stockholders or any affiliates thereof are, and in the future such transactions will be, on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                     PART IV

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

3.1(1)           Certificate of Incorporation and By-laws of Company.
3.1(a)(3)        Amendment, dated June 29, 1995, to the Company's By-Laws.
3.1(a)(5)        Amendment to Certificate of Incorporation, dated June 10, 1997.
3.1(b)(5)        Amendment to Company's By Laws, dated June 10, 1997.
3.1(d)(7)        Amendment to Company's Bylaws, dated June 2, 2000.
4(4)             Rights Agreement, dated as of December 12, 1996, between
                 National Wireless Holdings Inc. and Continental Stock Transfer
                 and Trust Company, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations designating the
                 relative rights, preferences and limitations of the Series A
                 Junior Preferred Stock, as Exhibit B the Form of Right
                 Certificate, and as Exhibit C the Summary of Rights to Purchase
                 Preferred Shares.
4(a)(7)          Amendment to Rights Agreement, dated as of December 12, 1996.
4.1(2)           Specimen of Common Stock Certificate.
4.2(1)           Withdrawn.
10.1(8)          Restated and Amended Employment Agreement with Terrence S.
                 Cassidy, dated June 26, 2000
10.4(1)          Withdrawn.
10.38(4)         Withdrawn.
10.40(5)         Form of Director Indemnification Agreement.
10.42(5)         1997 Equity Incentive Plan.
10.43(5)         Withdrawn.

10.47            Loan Documentation relating to the ENS Credit Facility.
                 (a) Restated Loan Agreement(6).
                 (b) Note(6).
                 (c) Withdrawn.
                 (d) Bridge Note(9).
                 (e) Withdrawn.
                 (f) Withdrawn.
                 (g) Additional Note(12).
                 (h) Amendment No 6(10).
10.48            2000 Non Employee Directors Stock Option Plan(11).
21               Subsidiaries of the registrant(10).
99               Factors That May Affect Future Results of Operation(10).

    (b)          Reports on Form 8-K: Not applicable.

A Definitive Proxy Statement for the Annual Meeting of Stockholders to be held in April 2002 will be filed by amendment.

---------------------------

(1) - Filed with the initial filing of the Company's Registration Statement on Form S-1, File No. 33-7914.
(2) - Filed with Amendment No. 3 to the Company's Registration Statement.
(3) - Filed with Form 10-Q for the Quarter ended July 31, 1995.
(4) - Filed with Form 8-K dated February 26, 1997.
(7) - Filed with Form 10-Q for the Quarter ended April 30, 1997.
(5) - Filed with Form 10-Q for the Quarter ended July 31, 1997.
(6) - Filed with Form 10-Q for the Quarter ended April 30, 1999.
(7) - Filed with Form 10-Q for the Quarter ended April 30, 2000.
(8) - Filed with Form 10-Q for the Quarter ended July 31, 2000.
(9) - Filed with Form 10-K for the Year ended October 31, 2000
(10)- Filed herewith.
(11)- Filed with Schedule 14A dated May 26, 2000.
(12)  Filed with Form 10-Q for the Quarter ended January 31, 2001.

NWH, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2001,
2000 AND 1999

NWH, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                            PAGE

Report of Independent Accountants                                           F-2

Consolidated Balance Sheets as of October 31, 2001 and 2000                 F-3

Consolidated Statements of Operations for the years ended
   October 31, 2001, 2000 and 1999                                          F-4

Consolidated Statements of Comprehensive Income for the years ended
   October 31, 2001, 2000 and 1999                                          F-5

Consolidated Statements of Stockholders' Equity for the years ended
   October 31, 2001, 2000 and 1999                                          F-6

Consolidated Statements of Cash Flows for the years ended
   October 31, 2001, 2000 and 1999                                          F-7

Notes to Consolidated Financial Statements                                  F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF NWH, INC.:

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) on page 33 present fairly, in all material respects, the financial position of NWH, Inc. and its subsidiaries at October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers LLP

January 8, 2002

NWH, INC.
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


                                                                              2001              2000
ASSETS

Current assets:
    Cash and cash equivalents                                             $ 19,231,683      $ 11,520,876
    Marketable securities                                                   34,794,641        51,476,079
    Trade and other receivables                                              2,245,892         1,867,238
    Prepaid expenses and other current assets                                1,246,696         1,395,204
                                                                          ------------      ------------
             TOTAL CURRENT ASSETS                                           57,518,912        66,259,397

Property and equipment, net of accumulated depreciation of $1,781,719
    and $2,607,590, respectively                                             2,963,438         2,257,608
Goodwill, net of accumulated amortization of $1,295,000 and
    $1,287,592, respectively                                                 2,872,117         3,379,872
Investments and other assets                                                   664,863           652,407
                                                                          ------------      ------------
             TOTAL ASSETS                                                 $ 64,019,330      $ 72,549,284
                                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                 $  8,153,021      $ 15,404,140
    Current maturities of long-term debt                                       264,364           109,556
    Current income taxes                                                        58,130           278,130
    Deferred income taxes                                                    8,135,333         9,100,000
                                                                          ------------      ------------
             TOTAL CURRENT LIABILITIES                                      16,610,848        24,891,826

Notes payable to related parties                                               140,000           140,000
Long-term debt                                                                 348,662           230,658
                                                                          ------------      ------------
             TOTAL LIABILITIES                                              17,099,510        25,262,484
                                                                          ------------      ------------

Commitments

Stockholders' equity:
    Preferred stock, $.01 par value; 1,000,000 shares authorized;
      no shares issued or outstanding                                               --                --
    Common stock, $.01 par value; 20,000,000 shares authorized;
       3,333,000 shares issued and outstanding                                  33,330            33,330
    Additional paid-in capital                                              23,071,872        23,071,872
    Retained earnings                                                       18,674,613        16,522,174
    Accumulated other comprehensive income                                   5,333,000         7,659,424
    Treasury stock, 16,500 shares in 2001, at cost                            (192,995)               --
                                                                          ------------      ------------
             TOTAL STOCKHOLDERS' EQUITY                                     46,919,820        47,286,800
                                                                          ------------      ------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 64,019,330      $ 72,549,284
                                                                          ============      ============


          See accompanying notes to consolidated financial statements.

NWH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


                                                              2001              2000               1999

Revenue:
  Services                                                $ 12,183,824      $  9,031,402      $  5,325,505
  Interest income                                            1,897,846         1,729,998         1,079,128
  Dividend income                                              396,068           449,963           587,623
                                                          ------------      ------------      ------------
       TOTAL REVENUE                                        14,477,738        11,211,363         6,992,256
                                                          ------------      ------------      ------------

Expenses:
  Cost of services                                           6,394,747         5,468,401         2,918,976
  Professional fees                                            586,640           624,969           725,708
  General and administrative                                 7,527,841         6,190,496         3,783,442
  Depreciation and amortization                              1,392,629         1,044,944         1,087,386
  Interest                                                     126,253            89,524            69,556
                                                          ------------      ------------      ------------

       TOTAL EXPENSES                                       16,028,110        13,418,334         8,585,068
                                                          ------------      ------------      ------------
Loss from operations                                        (1,550,372)       (2,206,971)       (1,592,812)
Gain (loss) on securities transactions, net                  8,614,811         4,040,583        (1,283,451)
                                                          ------------      ------------      ------------

       INCOME (LOSS) BEFORE PROVISION FOR INCOME
         TAXES AND CUMULATIVE EFFECT OF A CHANGE
         IN ACCOUNTING FOR WRITTEN CALL OPTIONS              7,064,439         1,833,612        (2,876,263)

Provision (benefit) for income taxes                         2,100,000            51,000        (1,500,000)
                                                          ------------      ------------      ------------

       INCOME (LOSS) BEFORE CUMULATIVE EFFECT
         OF CHANGE IN ACCOUNTING FOR
         WRITTEN CALL OPTIONS                                4,964,439         1,782,612        (1,376,263)

Cumulative effect of change in accounting for written
    call options net of income taxes of $(1,514,667)        (2,812,000)               --                --
                                                          ------------      ------------      ------------
         NET INCOME (LOSS)                                $  2,152,439      $  1,782,612      $ (1,376,263)
                                                          ============      ============      ============

Net income (loss) per common share:
    Basic                                                 $       0.65      $       0.53      $      (0.42)
                                                          ============      ============      ============
    Diluted                                               $       0.65      $       0.53      $      (0.42)
                                                          ============      ============      ============

Weighted average number of common
  shares outstanding:
    Basic                                                    3,333,000         3,333,000         3,293,274
                                                          ============      ============      ============
    Diluted                                                  3,333,000         3,345,482         3,293,274
                                                          ============      ============      ============



          See accompanying notes to consolidated financial statements.

NWH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


                                                                      2001             2000             1999

Net income (loss)                                                 $ 2,152,439      $ 1,782,612      $(1,376,263)

Other comprehensive income, net of tax:
    Cumulative effect of a change in accounting for
      written call options, net of income taxes of $1,514,667       2,812,000               --               --

    Net unrealized holding (loss) gain on marketable
      securities arising during the period, net of income
      taxes of ($1,421,737), ($1,123,414) and $1,010,230,
      respectively                                                 (4,062,105)      (1,280,073)       1,135,111

    Reclassification adjustment for (gains) losses
      recognized in net income (loss),  net of income
      taxes of ($376,712), (476,586), and 494,129,
      respectively                                                 (1,076,319)        (543,942)         789,322
                                                                  -----------      -----------      -----------
             OTHER COMPREHENSIVE (LOSS) INCOME                     (2,326,424)      (1,824,015)       1,924,433
                                                                  -----------      -----------      -----------
             COMPREHENSIVE (LOSS) INCOME                          $  (173,985)     $   (41,403)     $   548,170
                                                                  ===========      ===========      ===========



          See accompanying notes to consolidated financial statements.

NWH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                               ACCUMULATED
                                                 ADDITIONAL                       OTHER
                                    COMMON        PAID-IN        RETAINED      COMPREHENSIVE    TREASURY
                                     STOCK        CAPITAL        EARNINGS         INCOME          STOCK          TOTAL

Balance, October 31, 1998       $     32,830   $ 22,647,372   $ 16,115,825    $  7,559,006    $         --    $ 46,355,033

Net loss                                  --             --     (1,376,263)             --              --      (1,376,263)

Options exercised to acquire
  shares of common stock                 500        424,500             --              --              --         425,000

Unrealized gain on marketable
  securities, net                         --             --             --       1,924,433              --       1,924,433
                                ------------   ------------   ------------    ------------    ------------    ------------

       BALANCE,
         OCTOBER 31, 1999             33,330     23,071,872     14,739,562       9,483,439              --      47,328,203

Net income                                --             --      1,782,612              --              --       1,782,612

Unrealized loss on marketable
  securities, net                         --             --             --      (1,824,015)     (1,824,015)
                                ------------   ------------   ------------    ------------    ------------    ------------

       BALANCE,
         OCTOBER 31, 2000             33,330     23,071,872     16,522,174       7,659,424              --      47,286,800

Net income                                --             --      2,152,439              --              --       2,152,439

Treasury stock, at cost                   --             --             --              --        (192,995)       (192,995)

Unrealized loss on marketable
  securities, net                         --             --             --      (2,326,424)             --      (2,326,424)
                                ------------   ------------   ------------    ------------    ------------    ------------

       BALANCE,
         OCTOBER 31, 2001       $     33,330   $ 23,071,872   $ 18,674,613    $  5,333,000    $   (192,995)   $ 46,919,820
                                ------------   ------------   ------------    ------------    ------------    ------------




          See accompanying notes to consolidated financial statements.

NWH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


                                                                       2001             2000            1999

Cash flows from operating activities:
    Net income (loss)                                                 $  2,152,439      $  1,782,612      $ (1,376,263)
    Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
        Depreciation and amortization                                    1,392,629         1,044,944         1,087,386
        Loss on existing satellite programming uplink operations           524,645                --                --
        Amortization (accretion) of interest                                32,685          (105,000)               --
        (Gain) loss on security transactions, net                       (3,009,807)       (4,040,583)        1,283,451
        Unrealized gain (loss) on marketable securities                 (1,278,338)               --                --
        Deferred income taxes                                              548,536        (1,050,000)       (1,401,707)
        Bad debt expense                                                    29,082            84,682            98,753
    Change in assets and liabilities:
      Trade and other receivables                                         (407,736)          (30,423)       (1,367,590)
      Refundable income taxes                                                   --           556,870          (556,870)
      Prepaid expenses and other current assets                            148,508          (280,363)           21,243
      Investments and other assets                                         (12,456)         (449,662)          (43,932)
      Accounts payable and accrued expenses                                 52,664           932,425           (28,153)
      Current income taxes payable                                        (220,000)          278,130        (3,900,000)
                                                                      ------------      ------------      ------------
             NET CASH USED IN OPERATING ACTIVITIES                         (47,149)       (1,276,368)       (6,084,929)
                                                                      ------------      ------------      ------------

Cash flows from investing activities:
    Acquisition of property and equipment                               (1,833,277)         (846,452)         (693,935)
    Proceeds from sale of property and equipment                           209,822                --                --
    Acquisition of marketable equity securities                        (42,766,072)      (32,626,745)      (14,574,540)
    Proceeds from sale of marketable equity securities                  53,124,582        17,004,361        18,978,461
    Proceeds from sale of marketable securities - short sale             4,109,479         4,602,580                --
    Acquisition of marketable equity securities - short sale            (4,611,442)               --                --
    Acquisition of common stock of ENS                                          --                --          (513,450)
                                                                      ------------      ------------      ------------
             NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         8,233,092       (11,866,256)        3,196,536
                                                                      ------------      ------------      ------------

Cash flows from financing activities:
    Exercise of stock options                                                   --                --           425,000
    Principal payments of long-term debt                                  (282,141)          (91,163)         (141,297)
    Acquisition of treasury stock                                         (192,995)               --                --
                                                                      ------------      ------------      ------------
             NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES          (475,136)          (91,163)          283,703
                                                                      ------------      ------------      ------------
             NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        7,710,807       (13,233,787)       (2,604,690)
Cash and cash equivalents, beginning of year                            11,520,876        24,754,663        27,359,353
                                                                      ------------      ------------      ------------
             CASH AND CASH EQUIVALENTS, END OF YEAR                   $ 19,231,683      $ 11,520,876      $ 24,754,663
                                                                      ============      ============      ============

Supplemental disclosure of cash flow information:
    Cash paid for interest                                            $    126,253      $     89,524      $     69,556
    Cash paid for taxes                                                    302,500           326,000         4,306,870
    Capital lease assets acquired and obligations incurred                 305,631           149,259            26,987



          See accompanying notes to consolidated financial statements.

NWH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.      COMPANY OPERATIONS

        NWH, Inc. ("the Company") formerly known as National Wireless Holdings Inc., a Delaware corporation organized on August 31, 1993, is an electronic commerce and communications company focusing primarily on acquisition and operation of telecommunications, e-commerce and other strategically linked businesses. The Company currently owns Electronic Network Systems, Inc. ("ENS") formerly known as Electronic Data Submission Systems, Inc., a business-to-business healthcare e-commerce data interchange company, providing links between healthcare providers and payers. In addition to this business, the Company continues its business of acquiring controlling interests in telecommunications, healthcare and other strategically linked areas. The Company may acquire or invest in other businesses. In June 1997, the Company sold its wireless cable assets in Miami, Florida in exchange for common stock of BellSouth Corporation.

        In April 2001, the Company decided to exit its satellite programming uplink operations. The effect of this decision was a net charge of $524,645, representing the write-down of assets, included in general and administrative expenses. The net assets remaining of approximately $91,000 represent cash and receivables at their net recoverable amount.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. ENS fiscal year end is September 30, and as such elimination of intercompany transactions were made accordingly.

        CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include all highly liquid investments with original maturities of three months or less. The Company routinely invests all surplus operating funds in various money market funds. These funds generally invest in highly liquid U.S. government and agency obligations.

        MARKETABLE SECURITIES

        Marketable securities include an investment in BellSouth Corporation ("BellSouth") common stock and government debt securities. The marketable securities are classified as available for sale, and are measured at fair value on the balance sheet. Investment income or loss including realized gains and losses on investments, interest and dividends is included in the statement of operations. Unrealized gains and losses on investments are recorded, net of tax, as a separate component of stockholders' equity. Gains and losses on securities sold are determined based on the specific identification method.

        Effective November 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under the pronouncement, written call options are measured at fair value on the balance sheet with unrealized gains and losses recognized in the statement of operations. Previously, written call options were measured at fair value on the balance sheet, however, unrealized gains and losses were recorded in other comprehensive income and were not recognized in the statement of operations until settlement. The unrealized loss on written call options, which was balanced by a rise in the market value of the underlying stock, was

NWH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

        approximately $4,327,000 on November 1, 2000 and was recorded as a cumulative effect. The tax effect of this unrealized loss was $1,515,000.

        PROPERTY AND EQUIPMENT

        Property and equipment purchases are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which range from 5 to 10 years. Leasehold improvements are recorded at cost. Amortization is provided using the straight-line method over the shorter of the life of the improvements or the related lease term. Such depreciation and amortization is included in depreciation and amortization in the financial statements.

        GOODWILL

        Goodwill represents the excess of the purchase price over the net assets of acquired companies and is being amortized on the straight-line method over 15 years. Such amortization is included in depreciation and amortization in the financial statements.

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

        CONCENTRATION OF CREDIT RISK

        Financial instruments which potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company holds no collateral for accounts receivable. Cash is placed into high credit worthy financial institutions. Concentration of risks with respect to receivables is mitigated based on the number of customers and ongoing credit evaluations of existing customers.

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        Cash equivalents comprise money market funds whose carrying amounts approximate fair value due to the short-term maturity of the instruments.

        Marketable securities are reflected at fair value on the accompanying consolidated balance sheet at October 31, 2001.

        Long-term debt relates principally to equipment lease obligations and a note payable to a related party. Interest rates on the debt approximate the rates available at October 31, 2001 and the Company believes that their carrying value of debt at October 31, 2001 approximates fair value.

        REVENUE RECOGNITION

        Service revenue is recognized as earned in the period the services are provided. Service revenue for ENS (see Note 3) includes revenue associated with electronic transactions to and from physicians, hospital networks and health insurance carriers and installation revenue. Installation revenue is recognized over a twelve month period corresponding with the term of the service contract.

NWH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

        The Company had two customers that made up 30% and 12% of service revenues and 18% and 9% of trade and other receivables as of October 31, 2001, respectively. The Company had two customers that made up 16% and 14% of service revenues and 7% and 23% of trade and other receivables as of October 31, 2000, respectively. The Company had one customer that made up 12% of service revenues and 5% of trade and other receivables, as of October 31, 1999.

        INCOME TAXES

        Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

        RECENTLY ISSUED PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141, which requires all business combinations to be accounted for under the purchase method of accounting, is effective for business combinations initiated after June 30, 2001. Under the new rules of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be subject to at least an annual impairment test in accordance with the statement. Other intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001. Upon adoption, application of the non-amortization

NWH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

        provisions of the statement is expected to reduce annual amortization expense by approximately $300,000. The Company is assessing the impact that the impairment test will have upon adoption.

        In October, 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement defines the accounting for long-lived assets to be held and used, assets held for sale and assets to be disposed of by other than sale and is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of this pronouncement to have a material effect on the earnings or financial position of the Company.

        RECLASSIFICATIONS

        Certain prior year amounts have been reclassified to conform to fiscal 2001 presentation.

3.      ENS

        In 1996, the Company acquired a controlling interest in ENS and, by July 1998, the Company increased its interest in ENS from 50% to 58% of the outstanding common stock and, with additional voting rights, 82% control of ENS, all for an aggregate investment of $3,837,420 (including $1,749,920 paid to a stockholder). In July 1999, the Company purchased from a stockholder an additional 6,4% of the common stock for $513,450. In a capital call on October 20, 2000, the Company purchased from ENS $1,000,000 of common stock, which when combined with its existing share ownership represented 80% of the outstanding common stock and, with additional voting rights, 97% control of ENS. In August 2001, the Company purchased an additional 2.8% of the common stock of ENS for $513,450 from a stockholder.

        The acquisitions have been accounted for under the purchase method of accounting and the results of operations from the date of purchase have been reflected in the consolidated statement of operations. The purchase price in excess of the fair value of the assets acquired and liabilities assumed has been allocated principally to intangible assets (goodwill) and is being amortized over 15 years.

        On December 7, 2001, the Company acquired 1,774,333 shares of the voting common stock of ENS from a stockholder for $500,000 in cash and $200,000 in the form of a contingent note. This increases the Company's ownership to 91.5% of the outstanding common stock (assuming conversion of its preferred stock), and with additional voting rights, 98.5% control of ENS.

        During fiscal 2001, the Company advanced an additional $425,000 under its amended loan agreement with ENS. The Company had outstanding loans to ENS of $6,109,811 and $5,168,855, including accrued interest, as of October 31, 2001 and 2000, respectively.

        ENS has incurred operating losses of $8,590,822 on a cumulative basis through September 30, 2001. The Company has committed to support the operations of ENS through September 30, 2003.

NWH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.      MARKETABLE SECURITIES

        Marketable securities consist of the following:


                                                            UNREALIZED
                                                          HOLDING GAINS          FAIR
                                              COST           (LOSSES)            VALUE

As of October 31, 2001:
    BellSouth common stock                $ 13,361,753     $  8,233,001      $ 21,594,754
    Federal Home Loan debt security
      maturing November 15, 2001            10,068,205          (65,518)       10,002,687
    Federal Home Loan debt security
      maturing November 9, 2001              3,162,667           34,533         3,197,200
                                          ------------     ------------      ------------
                                          $ 26,592,625     $  8,202,016      $ 34,794,641
                                          ============     ============      ============

As of October 31, 2000:
    BellSouth common stock                $ 14,964,317     $ 16,614,762      $ 31,579,079
    Federal Home Loan debt securities       19,792,000          105,000        19,897,000
                                          ------------     ------------      ------------
                                          $ 34,756,317     $ 16,719,762      $ 51,476,079
                                          ============     ============      ============

        Included in accounts payable and accrued expenses as of October 31, 2001 and 2000 are the fair value of covered call options written on BellSouth common stock of $2,397,791 and $8,520,468 reflecting contracts for 430,000 and 580,000 shares with a weighted average price of $5.58 and $14.69 and exercise ranges of November 16, 2001 to December 21, 2001 and November 17, 2000 to February 16, 2001, respectively. Short sales of BellSouth common stock are also reflected in such accounts as of October 31, 2001 and 2000 at a fair value of $3,700,000 and $4,831,250, representing 100,000 shares each year, respectively.

        On February 26, 1997, the Company and its wholly-owned subsidiary, entered into an agreement with BellSouth whereby a wholly-owned subsidiary of the Company was exchanged for Bell South common stock. The transaction amounted to $48,000,000 and was treated as a tax-free reorganization. The BellSouth common stock is reflected as available for sale marketable securities.

5.      PROPERTY AND EQUIPMENT


                                                       OCTOBER 31,      OCTOBER 31,
                                                          2001             2000

Leasehold improvements, office equipment
    and service vehicles                              $ 4,745,157      $ 2,988,503
Wireless frequency licenses and acquisition costs              --          381,711
Transmission and related equipment                             --        1,494,984
                                                      -----------      -----------

             TOTAL PROPERTY AND EQUIPMENT               4,745,157        4,865,198

Less:  Accumulated depreciation and amortization       (1,781,719)      (2,607,590)
                                                      -----------      -----------

             TOTAL PROPERTY AND EQUIPMENT, NET        $ 2,963,438      $ 2,257,608
                                                      ===========      ===========

6.      LONG-TERM DEBT

        The Company's long-term debt is comprised of capital lease obligations of $518,844 with interest rates ranging from 6.0% to 18.9%, expiring through 2005 and a term loan of $94,182 with interest of 4.85% expiring in March 2004. The term loan is collateralized by other assets held by the Company. Included in property and equipment, net, are assets held under capital leases of $425,519.

7.      INCOME TAXES

        The provision (benefit) for income taxes comprises:


                                        2001             2000            1999
        Federal:
          Current                   $   400,000       $  839,500     $   (90,293)
          Deferred                    1,700,000         (150,000)       (835,520)

        State and Local:
          Current                            --           68,500         (18,000)
          Deferred                           --         (707,000)       (175,000)

        Reversal of prior year
          income taxes                       --               --        (391,187)
                                    -----------       ----------     -----------
                                    $ 2,100,000       $   51,000     $(1,500,000)
                                    ===========       ==========     ===========

NWH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

        As of October 31, 2001, 2000 and 1999, the deferred income tax liability relates primarily to marketable securities received from BellSouth comprising the gain not yet recognized for income tax purposes and the unrealized gain on such securities since the sale (Note 1).

NWH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

        During fiscal 2000, the Company completed a tax examination by the Internal Revenue Service for fiscal years 1995 through 1997. Such examination resulted in no material adjustments and the Company reversed tax liabilities in 1999 of approximately $391,000 recorded in prior years for possible adjustments from such examination.

        Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:


                                                     2001      2000       1999

US statutory rate                                    34.0%      35.0%     (35.0)%
State taxes                                          --         (1.6)       3.5
Goodwill amortization and other
  permanent differences                               0.4      (30.6)       1.6
Equity losses                                        --         --        (22.2)
Utilization of net operating loss carryforward       (4.7)      --         --
Effective tax rate                                   29.7%       2.8%     (52.1)%

8.      CAPITAL STOCK

        The Company is authorized to issue 1,000,000 shares of Serial Preferred Stock, par value $.01 per share with dividend and liquidation preferences over the common stock. Stockholders of the Company have the right to purchase Serial Preferred Stock upon certain changes in the Company's ownership.

        The Company acquired 16,500 shares at its common stock for $192,995 under a plan that permits the acquisition of up to 20% of the Company's stock. Subsequent to October 31, 2001, the Company acquired an additional 81,400 shares of its common stock for $865,944.

9.      LEASE COMMITMENTS

        The Company leases administrative facilities and office equipment under operating leases that expire between 2001 and 2006. Certain of the leases contain escalation clauses providing for increased rentals based on operating expenses or the consumer price index. Rent expense, net of rental income, under operating leases was approximately $750,000, $604,000 and $395,000 for the years ended October 31, 2001, 2000 and 1999, respectively.

NWH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

        Future annual minimum rental payments as of October 31, 2001 under noncancellable operating leases for the next five years are as follows:


   YEAR ENDING
    OCTOBER 31,                                            AMOUNT

       2002                                             $  377,000
       2003                                                252,000
       2004                                                 39,000
       2005                                                 34,000
       2006                                                  3,000
                                                        ----------
                                                        $  705,000
                                                        ----------

10.     EMPLOYMENT AGREEMENT

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

11.     STOCK OPTION PLANS

        The 1993 Stock Option Plans, as amended, and the 1997 Equity Incentive Plan (collectively, the "Plans") have participants which include key employees (including officers), directors, advisors, and independent consultants to the Company or to any of its subsidiaries. The Company has issued 80,000 shares and reserved 300,000 shares of common stock for options under the 1993 and 1997 Plans, respectively. Options granted to employees may be designated as incentive stock options ("ISO's") or non-qualified stock options ("NQSO's"), as defined by the Internal Revenue Service. Options granted to independent consultants and other non-employees may only be designated NQSO's.

        The exercise price of options granted under the Plans may not be less than 100% of the fair market value of the common stock on the date of grant. Generally, options will be exercisable for a term that will not exceed ten years from the date of grant.

        During 2001 and 2000, the Company granted 65,000 and 130,000 options under the Plans. These options have a five year life and vest ratably over three years beginning the grant date. In July 2001, 130,000 of the options granted in 2000 were surrendered. In June 2000, 50,000 of the options granted in 1997 expired.

        In March 2000, the Company adopted the 2000 Director Option Plan covering an aggregate of up to 70,000 shares of Common Stock, pursuant to which the Company shall grant 5 year options for 5,000 shares upon the appointment of an outside director and 2,500 shares annually to each outside director on the date of the annual stockholders meeting. Options granted under this plan are exercisable at the fair market value of the Common Stock at the date of the grant. In accordance with this plan the Company granted 10,000 options during 2001. These options have a five year life and vest ratably over three years beginning the grant date.

NWH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

        Information with respect to shares under option is summarized below:


                                                               EXERCISE
                                                                PRICE
                                     ISO's        NQSO's       PER SHARE

Balance, October, 31, 1998          23,480       126,520      $8.50-$17.05
    Exercised                      (11,750)      (38,250)         $8.50
                                  --------      --------
Balance, October 31, 1999           11,730        88,270         $17.05
    Granted                             --       130,000      $30.00-$33.00
    Expired                         (5,865)      (44,135)        $17.05
                                  --------      --------
Balance, October 31, 2000            5,865       174,135      $17.05-$33.00
                                  --------      --------
    Granted                         16,667        58,333      $12.75-$18.00
    Surrendered                         --      (130,000)     $30.00-$33.00
                                  --------      --------
Balance, October 31, 2001           22,532       102,468      $12.75-$18.00
                                  --------      --------
Exercisable, October 31, 2001       11,420        70,246
                                  --------      --------

        The remaining weighted average contractual life of options outstanding at October 31, 2001 was 2.75 years.

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized with regard to options granted under the Plan in the accompanying financial statements. If stock-based compensation costs had been recognized based on the estimated fair values at the dates of grant for options awarded, net income (loss) and net income (loss) per share would have been reduced to the following pro forma amounts:


                                2001              2000               1999

Net income (loss)
    As reported           $   2,152,439     $   1,782,612     $  (1,376,263)
    Pro forma             $   2,069,553     $   1,353,662     $  (1,391,263)

Earnings per share
    Basic                 $        0.65     $        0.53     $       (0.42)
    Diluted               $        0.65     $        0.53     $       (0.42)
    Pro forma basic       $        0.62     $        0.41     $       (0.43)
    Pro forma diluted     $        0.62     $        0.40     $       (0.43)


        These pro forma adjustments to net income and net income per common share assume fair values of each option grant estimated using the Black-Scholes option pricing formula. The more significant assumptions underlying the determination of such fair value for options granted include: (i) weighted average risk-free interest rates of 3.6%; (ii) weighted average expected option life of 5 years; (iii) an expected volatility of 40%, and (iv) an expected dividend yield of 0%. The per share weighted average fair value at the dates of grant for options awarded was $5.10 and the weighted average exercise price was $17.20.

12.     EARNINGS PER SHARE

        Basic and diluted earnings per share are calculated based on the following:


                                                       YEAR ENDED OCTOBER 31,
                                                -------------------------------------
                                                  2001           2000         1999

Weighted average common shares outstanding:
    Basic                                       3,333,000     3,333,000     3,293,274
    Dilutive effect of stock options                   --        12,482            --
                                                ---------     ---------     ---------

             DILUTED                            3,333,000     3,345,482     3,293,274
                                                ---------     ---------     ---------

        For 2001, the Company recorded the cumulative effect of change in accounting for written call options. Its effect on earnings per share is as follows:


                                                                    PER SHARE
                                                                -------------------
                                                                  BASIC     DILUTED

Income before cumulative effect of change
    in accounting for written call options     $ 4,964,439      $   1.48   $   1.48

Cumulative effect of change in accounting
    for written call options, net of taxes      (2,812,000)        (0.83)     (0.83)
                                               -----------      --------   --------

             NET INCOME                        $ 2,152,439      $   0.65   $   0.65
                                               ===========      ========   ========

13.     EMPLOYEE BENEFIT PLAN

        The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows employees to make contributions up to a specified percentage of their compensation. The Company's matching of contributions is discretionary. No contributions were made by the Company in 2001, 2000 and 1999.

14.     RELATED-PARTY TRANSACTIONS

        The note payable to related party of $140,000 as of October 31, 2001 and 2000 represents a loan to ENS from a director of ENS. The note bears interest at 8% and is due on demand after the full payment of the intercompany loan from ENS to the Company. On September 27, 2000, the Company loaned $160,000 to a director of ENS under a promissory note bearing interest of 8%, due July 27, 2001. The due date of the loan and accrued interest, which together total $170,667, was extended to July 27, 2003. This balance is included in trade and other receivables. On December 7, 2001 this director is no longer employed by the Company, commensurate with the

NWH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

        Company's acquisition of this director's ENS stock. Additionally, the stock purchase agreement settled the note payable and loan receivable

        The Company leases office space in Rantoul, Illinois from a company, which is owned jointly by the former Chairman and an officer of the Company, for $1,750 per month. This lease was terminated November 30, 2000. The lease agreement is on a month-to-month basis. The Company also subleases office space in New York to a company owned by a director of the Company for $800 per month which increased to $2,500 per month in March 2000. The sublease, which commenced December 1, 1994, is on a month-to-month basis.

15.     OPERATING SEGMENTS

        Segments were determined based on products and services provided by each segment. Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on operating income before income taxes.

        The Company currently operates in two operating segments: the holding company, including certain investments which are currently not material; and its investments in ENS.

NWH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

        Information with respect to the segments is as follows:


                                                   NWH AND
                                                    OTHER              ENS               TOTAL

Year-ended October 31, 2001:
Revenues
    Service                                     $     30,078      $ 12,153,746      $ 12,183,824
    Interest and dividends                         2,258,397            35,517         2,293,914
Expenses
    Interest                                          (3,821)         (122,432)         (126,253)
    Depreciation and amortization                   (156,342)       (1,236,287)       (1,392,629)
    Other                                         (2,416,017)      (12,093,211)      (14,509,228)
                                                ------------      ------------      ------------
Loss from operations                                (287,705)       (1,262,667)       (1,550,372)
                                                ============      ============      ============
Total assets                                    $ 59,259,890      $  4,759,440      $ 64,019,330
                                                ============      ============      ============

Capital expenditure for leasehold
    improvements, office equipment, service
     vehicles and transmission equipment        $         --      $  1,833,277      $  1,833,277
                                                ============      ============      ============

YEAR-ENDED OCTOBER 31, 2000:
Revenues
    Service                                     $    226,278      $  8,805,124      $  9,031,402
    Interest and dividends                         2,174,246             5,715         2,179,961
Expenses
    Interest                                         (16,449)          (73,075)          (89,524)
    Depreciation and amortization                   (383,181)         (661,763)       (1,044,944)
    Other                                         (2,043,479)      (10,240,387)      (12,283,866)
                                                ------------      ------------      ------------
Gain (loss) from operations                          (42,585)       (2,164,386)       (2,206,971)
                                                ============      ============      ============
Total assets                                    $ 65,811,179      $  6,738,105      $ 72,549,284
                                                ============      ============      ============

Capital expenditures for leasehold
    improvements, office equipment, service
     vehicles and transmission equipment        $      5,410      $  1,033,281      $  1,038,691
                                                ============      ============      ============

YEAR-ENDED OCTOBER 31, 1999:
Revenues
    Service                                     $    639,557      $  4,685,948      $  5,325,505
    Interest and dividends                         1,652,829            13,922         1,666,751
Expenses
    Interest                                              --           (69,556)          (69,556)
    Depreciation and amortization                   (537,510)         (549,876)       (1,087,386)
    Other                                         (2,535,376)       (4,892,750)       (7,428,126)
                                                ------------      ------------      ------------
Loss from operations                            $   (780,500)     $   (812,312)     $ (1,592,812)
                                                ============      ============      ============
Total assets                                    $ 58,883,642      $  5,342,577      $ 64,226,219
                                                ============      ============      ============

Capital expenditure for leasehold
    improvements, office equipment, service
    vehicles and  transmission equipment        $    172,185      $    548,737      $    720,922
                                                ============      ============      ============

NWH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

16.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Quarterly information for 2001, 2000 and 1999 is set forth in the table below:


                                                                    QUARTER ENDED
                                           -----------------------------------------------------------------
                                             JANUARY 31        APRIL 30         JULY 31         OCTOBER 31
                                           --------------   --------------  ---------------  ---------------

2001:
    Revenue                                  $ 3,608,550      $ 3,678,493      $ 3,607,604      $ 3,583,091
    Income before cumulative effect of a
      change in accounting for written call
      options                                  3,007,980          413,646          525,726        1,017,087
    Net income                                   195,980          413,646          525,726        1,017,087
    Income before cumulative effect of a
      change in accounting for written call
      options per share:
        Basic                                       0.90             0.12             0.16             0.31
        Diluted                                     0.90             0.12             0.16             0.31
    Net income per common share:
        Basic                                       0.06             0.12             0.16             0.31
        Diluted                                     0.06             0.12             0.16             0.31

2000:
    Revenue                                  $ 2,346,565      $ 2,608,693      $ 2,827,379      $ 3,428,726
    Net income (loss)                            309,582          (93,545)         525,579        1,040,996
    Net income (loss) per
      common share:
        Basic                                       0.09            (0.03)            0.16             0.31
        Diluted                                     0.09            (0.03)            0.16             0.31

1999:
    Revenue                                    1,551,503        1,493,203        1,861,922        2,085,628
    Net income (loss)                         (1,920,333)        (218,702)         336,425          426,347
    Net income (loss)
      per common share:
        Basic                                      (0.58)           (0.07)            0.10             0.13
        Diluted                                    (0.58)           (0.07)            0.10             0.13

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


                         NATIONAL WIRELESS HOLDINGS INC.
                         -------------------------------
                                  (Registrant)

Date: January 25, 2002       By:  /s/ Terrence S. Cassidy
                             Terrence S. Cassidy, Principal Executive Officer,
                             Principal Financial Officer and Principal
                             Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                 Date


/s/ Terrence S. Cassidy           Director              January 25, 2002
Terrence S. Cassidy


/s/ Thomas R. DiBenedetto         Director              January 25, 2002
Thomas R. DiBenedetto


/s/ Louis B. Lloyd                Director              January 25, 2002
Louis B. Lloyd


/s/ Michael A. McManus, Jr.       Director              January 25, 2002
Michael A. McManus, Jr.


/s/ Vincent Tese                  Director              January 25, 2002
Vincent Tese