Form 10-K/A
period 2001-10-31
NWH INC
filed 2002-02-28
CIK 915016

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

           156 West 56th Street, Suite 2001, New York, New York, 10019
              (Address of principal executive offices and zip code)

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

Yes  /X/    No / /


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $31,000,000 as of February 25, 2002, based upon the last sales price per share of the Registrant's Common Stock, as reported on the Nasdaq National Market on such date. As of February 25, 2002, 3,123,900 shares of Common Stock, $.01 par value, of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None. National Wireless Holdings, Inc. hereby amends its Annual Report on Form 10-K for the year ended October 31, 2001, filed with the Commission on January 29, 2001, by adding the information required by Item 12.

                                    PART III

Item 12 is inserted as follows:

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table lists the number of shares of Common Stock beneficially owned as of February 25, 2002, by those known by the Company to own beneficially 5% or more of the Common Stock, all the directors, each executive officer listed in the table under the caption "Executive Compensation" and all directors and executive officers of the Company as a group. As of February 25, 2002, 3,123,900 shares of Common Stock, $.01 par value, of the Registrant were outstanding.


                                                            Amount and Nature of            Percent of
Name and Address                                           Beneficial Ownership(+)             Class
-------------------------------------------------         ------------------------          -----------

Terrence S. Cassidy                                                   546,819(1)                  14.9%
156 W. 56th Street
New York, New York 10019

Thomas R. DiBenedetto                                                  10,063(2)(4)                   *
156 W. 56th Street
New York, New York 10019

Louis B. Lloyd                                                         20,063(2)                      *
156 W. 56th Street
New York, New York 10019

Michael A. McManus, Jr.                                                33,063(2)                   1.0%
100 White Plains Road
Bronxville, New York 10708

Vincent Tese                                                           40,320(3)                   1.3%
245 Park Avenue
New York, New York 10067

Timothy Mathews                                                        50,140                      1.6%
233 North Garrard
Rantoul, Illinois 61866

All officers and directors as a group (six persons)                   700,468(1)(2)(3)(4)         19.8%

Avenir Corporation                                                    279,960(5)                   9.0%
1725 K Street, NW, Suite 401
Washington, D.C. 20006

Strome Investment Management L.P.                                     330,000(6)                  10.6%
100 Wilshire Boulevard, Suite 1500
Santa Monica, California 90401



(+) The number of shares beneficially owned is deemed to include shares of the Company's Common Stock as to which the beneficial owner has or shares either investment or voting power. Unless otherwise stated, and except for voting powers held jointly with a person's spouse, the persons and entities named in the table have voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. All information with respect to beneficial ownership is based on filings made by the respective beneficial owners with the Securities and Exchange Commission (the "SEC") or information provided to the Company by such beneficial owners.

*  Less than 1%.

(1) Includes 87,819 shares currently issuable upon exercise of options, and 50,000 shares owned by a family trust, of which Mr. Cassidy disclaims beneficial ownership of 25,000 shares.

(2)   Includes 10,063 shares currently issuable upon exercise of options.

(3)   Includes 40,320 shares currently issuable upon exercise of options.

(4) Does not include an aggregate of 2,000 shares owned by family trusts, of which Mr. DiBenedetto disclaims beneficial ownership.

(5)   Based on Schedule 13G, filed on February 15, 2002.

(6)   Based on Schedule 13D/A, filed on January 25, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NWH, INC.
------------
(Registrant)

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

Signature                           Title                  Date
---------                           -----                  ----

/s/ Terrence S. Cassidy
----------------------
Terrence S. Cassidy                 Director               February 25, 2002

/s/ Thomas R. DiBenedetto
----------------------
Thomas R. DiBenedetto               Director               February 25, 2002

/s/ Louis B. Lloyd
----------------------
Louis B. Lloyd                      Director               February 25, 2002

/s/ Michael A. McManus, Jr.
----------------------
Michael A. McManus, Jr.             Director               February 25, 2002

/s/ Vincent Tese
----------------------
Vincent Tese                        Director               February 25, 2002