Form 10-Q
period 2002-01-31
NWH INC
filed 2002-03-14
CIK 915016

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended JANUARY 31, 2002

                         Commission file number: 0-23598

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

          Common Stock, $.01 par value: 3,116,700 shares as of March 13, 2002.

NWH, INC.
PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONTENTS (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                  PAGE
Condensed Consolidated Balance Sheets as of January 31, 2002 and
   October 31, 2001 (Unaudited)                                                     3

Condensed Consolidated Statements of Operations for the three
   months ended January 31, 2002 and 2001 (Unaudited)                               4

Condensed Consolidated Statements of Comprehensive Income for the three
   months ended January 31, 2002 and 2001 (Unaudited)                               5

Condensed Consolidated Statements of Cash Flows for the three months
   ended January 31, 2002 and 2001 (Unaudited)                                      6

Notes to Condensed Consolidated Financial Statements (Unaudited)                  7-8

NWH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                     JANUARY 31,       OCTOBER 31,
                                                                        2002              2001

ASSETS

Current assets:
  Cash and cash equivalents                                         $ 28,738,661      $ 19,231,683
  Marketable securities                                               22,945,680        34,794,641
  Trade and other receivables                                          1,901,496         2,245,892
  Prepaid expenses and other current assets                            1,251,406         1,246,696
                                                                    -------------     -------------
             TOTAL CURRENT ASSETS                                     54,837,243        57,518,912

Property and equipment, net of accumulated depreciation of
  $2,299,187 and $2,020,469, respectively                              2,884,243         2,963,438
Goodwill                                                               3,372,117         2,872,117
Investments and other assets                                             602,809           664,863
                                                                    =============     =============

             TOTAL ASSETS                                           $ 61,696,412      $ 64,019,330
                                                                    =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                             $  7,776,661      $  8,153,021
  Current portion of long-term debt                                      264,364           264,364
  Current income taxes                                                     8,130            58,130
  Deferred income taxes                                                8,108,285         8,135,333
                                                                    =============     =============
             TOTAL CURRENT LIABILITIES                                16,157,440        16,610,848

Note payable to related party                                            140,000           140,000
Long-term debt                                                           278,025           348,662
                                                                    =============     =============
             TOTAL LIABILITIES                                        16,575,465        17,099,510

Stockholders' equity:
  Preferred stock, $.01 par value: 1,000,000 shares authorized;
    no shares issued or outstanding                                           --                --
  Common stock, $.01 par value: 20,000,000 shares authorized;
    3,333,000 shares issued and outstanding                               33,330            33,330
  Paid-in capital                                                     23,071,872        23,071,872
  Retained earnings                                                   17,953,750        18,674,613
  Accumulated other comprehensive income                               6,359,911         5,333,000
  Treasury stock, 202,400 and 16,500 shares in 2002 and
    2001, respectively, at cost                                       (2,297,916)         (192,995)
                                                                    -------------     -------------
             TOTAL STOCKHOLDERS' EQUITY                               45,120,947        46,919,820
                                                                    =============     =============

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 61,696,412      $ 64,019,330
                                                                    =============     =============

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                            FOR THE THREE        FOR THE THREE
                                                                             MONTHS ENDED         MONTHS ENDED
                                                                          JANUARY 31, 2002     JANUARY 31, 2001
Revenues:
  Services                                                                  $    2,970,844       $    3,030,862
  Interest income                                                                  105,503              461,096
  Dividend income                                                                  110,892              116,592
                                                                            ===============      ===============

             TOTAL REVENUES                                                      3,187,239            3,608,550
                                                                            ===============      ===============

Expenses:
  Cost of services                                                               1,285,226            1,887,811
  Professional fees                                                                161,154              151,681
  General and administrative                                                     1,390,083            1,943,607
  Depreciation and amortization                                                    278,718              337,265
  Interest expense                                                                  28,553               17,224
                                                                            ===============      ===============

             TOTAL EXPENSES                                                      3,143,734            4,337,588
                                                                            ===============      ===============

Income (loss) from operations                                                       43,505             (729,038)

(Loss) gain on securities transactions, net                                     (1,194,368)           5,037,018
                                                                            ===============      ===============

(Loss) income before provision for income taxes and cumulative
  effect of a change in accounting for written call options                     (1,150,863)           4,307,980

(Benefit) provision for income taxes                                              (430,000)           1,300,000
                                                                            ===============      ===============

(Loss) income before cumulative effect of a change in
  accounting for written call options                                             (720,863)           3,007,980

Cumulative effect of a change in accounting for written
  call options, net of income taxes of $1,514,667 in 2001                               --           (2,812,000)
                                                                            ===============      ===============

             NET (LOSS) INCOME                                              $     (720,863)      $      195,980
                                                                            ===============      ===============

Net (loss) income per common share:
  Basic                                                                     $        (0.22)      $         0.06
                                                                            ===============      ===============

  Diluted                                                                   $        (0.22)      $         0.06
                                                                            ===============      ===============

Weighted average number of common shares outstanding:
  Basic                                                                          3,270,184            3,333,000
                                                                            ===============      ===============

  Diluted                                                                        3,270,184            3,345,482
                                                                            ===============      ===============

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                   FOR THE THREE             FOR THE THREE
                                                                    MONTHS ENDED              MONTHS ENDED
                                                                  JANUARY 31, 2002          JANUARY 31, 2001

Net (loss) income                                                    $    (720,863)            $     195,980

Other comprehensive income (loss):
  Cumulative effect of a change in accounting for written
    call options, net of income taxes of $1,514,667 in 2001                     --                 2,812,000
  Net unrealized holding gain (loss) on marketable
    securities arising during the period, net of income
    taxes of $602,324 and ($1,316,485), respectively                     1,118,602                (2,444,919)
  Reclassification adjustment for gains recognized
    in net income, net of income taxes of $(49,372) and
    ($233,355), respectively                                               (91,691)                 (432,259)
                                                                     ==============            ==============

             OTHER COMPREHENSIVE INCOME (LOSS)                           1,026,911                   (65,178)
                                                                     ==============            ==============

             COMPREHENSIVE INCOME                                    $     306,048             $     130,802
                                                                     ==============            ==============

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                FOR THE THREE       FOR THE THREE
                                                                                 MONTHS ENDED        MONTHS ENDED
                                                                               JANUARY 31, 2002     JANUARY 31, 2001
Cash flows from operating activities:
  Net (loss) income                                                               $    (720,863)       $     195,980
  Adjustments to reconcile net (loss) income to net cash (used in)
    provided by operating activities:
      Depreciation and amortization                                                     278,718              337,265
      (Accretion) amortization of interest income                                        (8,562)              16,943
      Loss on securities transactions, net                                              909,607              365,512
      Unrealized loss (gain) on marketable securities                                   284,761           (1,040,727)
      Deferred income taxes                                                            (580,000)             (14,667)
      Bad debt expense                                                                    4,475
  Changes in assets and liabilities:
    Trade and other receivables                                                         339,921             (355,260)
    Prepaid expenses and other current assets                                            (4,710)             (23,375)
    Investments and other assets                                                         62,054             (284,135)
    Accounts payable and accrued expenses                                              (194,446)              98,738
    Current income taxes payable                                                        (50,000)            (190,000)
                                                                                  ==============       ==============
             NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        320,955             (893,726)
                                                                                  ==============       ==============

Cash flows from investing activities:
  Acquisition of property and equipment                                                (199,523)             (84,583)
  Acquisition of marketable securities                                               (4,166,250)         (27,312,855)
  Proceeds from sale of marketable securities                                        18,186,390           27,422,938
  Acquisition of marketable securities - short sale                                   2,006,967           (4,611,443)
  Proceeds from sale of marketable securities - short sale                           (3,966,003)           4,109,479
  Acquisition of common stock of ENS                                                   (500,000)                  --
                                                                                  ==============       ==============
             NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     11,361,581             (476,464)
                                                                                  ==============       ==============

Cash flows from financing activities:
  Acquisition of treasury stock                                                      (2,104,921)                  --
  Borrowing of short-term debt                                                          100,000
  Principal payments of short-term and long-term debt                                  (170,637)             (31,493)
                                                                                  ==============       ==============
             NET CASH USED IN FINANCING ACTIVITIES                                   (2,175,558)             (31,493)
                                                                                  ==============       ==============

             NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     9,506,978           (1,401,683)

Cash and cash equivalents, beginning of period                                       19,231,683           11,520,876
                                                                                  ==============       ==============

             CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  28,738,661        $  10,119,193
                                                                                  ==============       ==============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                          $      28,553        $      17,224
  Cash paid for income taxes                                                      $     200,000        $          --
  Assets acquired under capital lease obligations                                 $                    $     220,536

See accompanying notes to unaudited condensed consolidated financial statements.

                                                                               7
NWH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of HWH, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial statements for these interim periods, have been recorded. Operating results for the interim period are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (File No. 0-23598) as filed with the Securities and Exchange Commission.

     Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

2.   NEWLY ADOPTED PRONOUNCEMENTS

     Effective November 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, " Goodwill and Other Intangible Assets. Under the new pronouncements, goodwill and intangible assets that have an indefinite useful life will no longer be amortized but will be subject to at least an annual impairment test in accordance with the statement. Other intangible assets that have finite useful lives will continue to be amortized over their useful life. Had this standard been applied for the three months ended January 31, 2001, net income would have been increased to $242,222, basic earnings per share would have been $0.07 and diluted earnings per share would have been $0.07.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement defines the accounting for long-lived assets to be held and used, assets held for sale and assets to be disposed of by other than sale and is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of this pronouncement to have a material effect on the earnings or financial position of the Company.

3.   MARKETABLE SECURITIES

     Marketable securities consist of the following as of January 31, 2002:


                                                          UNREALIZED
                                                            HOLDING           FAIR
                                         COST                GAIN             VALUE
     BellSouth common stock          $ 13,132,817        $ 9,812,864      $ 22,945,680
                                     ============        ===========      ============

     Included in accounts payable and accrued expenses as of January 31, 2002 are the fair value of covered call options written on BellSouth common stock of $3,915,877, reflecting contracts for 500,000 shares. Short sales of BellSouth common stock are also reflected in such account as of January 31, 2002 at a fair value of $2,000,000, representing 50,000 shares.

                                                                               8
NWH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

4.   ENS

     On December 7, 2001, the Company acquired 1,774,333 shares of the voting common stock of ENS from a stockholder for $500,000 in cash and $200,000 in the form of a contingent note. This increases the Company's ownership to 91.5% of the outstanding common stock (assuming conversion of its preferred stock), and with additional voting rights, 98.5% control of ENS.

5.   CAPITAL STOCK

     During the quarter ended January 31, 2002, the Company acquired 185,900 shares at its common stock for $2,104,921 under a plan that permits the acquisition of up to 20% of the Company's stock.

6.   SEGMENT INFORMATION

     The Company currently operates in two segments; the holding company, including certain investments which are not currently material, and in ENS.


                                                          NWH AND
                                                           OTHER             ENS             TOTAL
THREE MONTHS ENDED JANUARY 31, 2002

Revenues:
  Service                                               $     2,205     $ 2,968,639       $ 2,970,844
  Interest and dividends                                    210,339           6,056           216,395
Expenses:
  Interest                                                       --         (28,553)          (28,553)
  Depreciation and amortization                              (2,579)       (276,139)         (278,718)
  Other                                                    (406,922)     (2,429,541)       (2,836,463)
                                                        ------------    ------------      ------------
(Loss) income from operations                           $  (196,957)    $   240,462       $    43,505
                                                        ============    ============      ============

Total assets                                            $56,946,143     $ 4,750,269       $61,696,412
                                                        ============    ============      ============

Capital expenditure for property and equipment          $        --     $   199,523       $   199,523
                                                        ============    ============      ============

THREE MONTHS ENDED JANUARY 31, 2001

Revenues:
  Service                                               $        --     $ 3,030,862       $ 3,030,862
  Interest and dividends                                    559,593          18,095           577,688
Expenses:
  Interest                                                       --         (17,224)          (17,224)
  Depreciation and amortization                             (66,723)       (270,542)         (337,265)
  Other                                                    (543,790)     (3,439,309)       (3,983,099)
                                                        ------------    ------------      ------------
Loss from operations                                    $   (50,920)    $  (678,118)      $  (729,038)
                                                        ============    ============      ============

Total assets                                            $61,206,922     $ 4,652,060       $65,858,982
                                                        ============    ============      ============

Capital expenditure for property and equipment          $        --     $   281,017       $   281,017
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

     The Company was incorporated in Delaware on August 31, 1993. The Company's fiscal year ends on October 31.

     ENS is a leading healthcare transactions-processing intermediary. At ENS, we execute a full-cycle suite of payer-driven services and products known as Health-e Network -Registered Trademark- that establishes a transactions processing environment for payers, physicians and other healthcare providers, including hospitals and laboratories. Our services and products, (1) create healthcare e-commerce connectivity between payers, physicians and other healthcare providers, (2) significantly reduce the volume of paper healthcare transactions and processing errors, and (3) set a clear migration path for payers, physicians and other healthcare providers to utilize Internet and Web-based applications and services effectively for greater operational efficiency. We believe Health-e Network -Registered Trademark- is one of the most effective services addressing the need to handle both paper and electronic transactions on behalf of its customers, to reduce or eliminate inefficient paper transactions and to conduct business electronically.

     In excess of 20,000 providers are connected to our e-commerce and Internet services and, through our payer contracts, we currently conduct daily paper to e-commerce claim conversion for another 185,000 healthcare providers. Our revenues are generated from payers, physicians, other providers and strategic partners through recurring subscriptions, flat or per transaction fees and revenue sharing. As of March 13, 2002, we were connected to over 850 commercial healthcare plans, managed care organizations and Blue Cross/Blue Shield plans, as well as Medicare, Medicaid and CHAMPUS.

     We focus on the current and future connectivity and transactions processing requirements of the healthcare industry. We provide healthcare providers with a secure infrastructure for web-based and private network transactions consisting of, among others, electronic medical claims processing, electronic claims tracking and patient eligibility verification. We also provide health care payers e-commerce connectivity with their provider constituency as well as paper claims conversion, pre-adjudication, reporting, education and marketing support to increase utilization of e-commerce in this industry. Our strategy for the future is to facilitate the migration of provider and payer clients from their current inefficient, non-integrated transactions processing environments to efficient, seamlessly integrated applications utilizing the transactions processing capabilities of Health-e Network -Registered Trademark-. Traditional applications linked to on-all-the-time Internet capabilities or Application Service Provider (ASP) environments will be able to route real-time transactions to and from all payers utilizing Health-e Network -Registered Trademark-. We believe that the transition to these new levels of integrated transactions processing capabilities will drastically change how the business of healthcare is conducted among healthcare participants. We plan to continue to expand this transactions infrastructure as management believes these applications will evolve into viable and widely used systems over the next three to five years.

ENS SERVICES - HEALTH-e NETWORK -Registered Trademark-

     Health-e Network -Registered Trademark- suite of services addresses 100% of the healthcare industry's transaction processing, both e-commerce and paper. As a provider of a full-cycle payer, physician and provider e-commerce suite of services, ENS developed these services to enhance the providers' and payers' administrative efficiency. Complexity of the service offerings ranges from a front-end data capture/transmission software, to advanced pre-adjudication software, to simple mailroom services. ENS presently services over 850 payer clients for the e-commerce claims component of Health-e Network -Registered Trademark- and provides eight payer organizations with the full suite of payer services.

   Health-e Network -Registered Trademark- includes the following:

- HEALTHCARE e-COMMERCE TRANSACTIONS PROCESSING ENS delivers multiple applications that enable healthcare providers easily to conduct key healthcare transactions with many payers. ENS provides these e-commerce applications through the Internet and on multiple operating systems. ENS also delivers transaction processing capabilities to strategic partners, such as medical management companies, who with their own software, access payers to conduct electronic business transactions via use of ENS' Application Programming Interface (API). ENS currently processes and routes medical and hospital claims, eligibility requests and responses, claims status, claims tracking, claim payment remittance information, reporting, referral and authorization transactions. ENS plans to support all of the HIPAA defined transactions and deliver to providers various methods of conducting those transactions with payers.

- PROVIDER CONNECTIVITY (XPEDITE(TM)) enables ENS to identify the paper and manual transaction volumes of a payer's provider groups, target high paper submitters, track internal progress, and market specifically to selected healthcare transaction submitters. Based on payer specific criteria, ENS assigns different levels of internal resources to convert these providers to electronic business processes with the payer. The Xpedite(TM) conversion program then goes beyond the sales process and combines efforts of all ENS internal departments. The purpose of Xpedite(TM) is to connect providers on behalf of payer organizations to make the participants more efficient through e-commerce.

- AUTOMATED DOCUMENT SERVICES(TM) (ADS(TM)) provides payers the complete front-end handling and conversion (imaging/scanning) of paper claims forms to an e-commerce format. Paper claims still constitute from 55-60% of provider claims volume industry-wide to commercial payers. As the claims are converted to an electronic format, ENS captures the names of all paper-submitting providers in order to convert them for other e-commerce products and services with the payer's support. Utilization of Health-e Network -Registered Trademark- (which includes ADS(TM)) provides a payer with the opportunity to have 100% e-commerce claims receipts. With ENS as their partner and core e-commerce strategy implementer, payers can increase e-commerce transactions from their provider constituency.

- PRE-ADJUDICATION SOFTWARE SYSTEM(TM) (PASS(TM)) provides a single, HIPAA-compliant connectivity entry point to a payer for all claims transactions, including transactions received via the Internet, through private e-commerce networks, and received on paper. PASS(TM) channels the claims by utilizing customized and algorithm-based logic, and conducts the vital claims processing function of provider and member matching, including real-time eligibility verification, a critical payer requirement for increased claims paying accuracy and efficiency. ENS' PASS(TM) is an open, flexible solution that is used with the vast majority of today's payer operating environments.

- ELIGIBILITY is an ENS service that provides physician practices with immediate access to participating payers plus various regional and governmental payers for determining member plan eligibility. This service is delivered over the Internet and receives constant updating.

- ELECTRONIC CLAIMS TRACKING (ECT(TM)) provides immediate Internet-based tracking of both e-commerce claims and, for those payers utilizing Health-e Network -Registered Trademark-, up-dated status on the paper claims that have been converted to an e-commerce format. ENS believes that this is the first tool that affords providers the opportunity to utilize an Internet application to track claims forwarded to payers electronically.

- DIRECT-PAYER e-COMMERCE provides network connectivity for HIPAA-defined transactions to and from payer organizations from existing physicians and gateways.

- CUSTOMER SERVICE. As an adjunct to its transaction processing services, we maintain customer service facilities with help desks for real-time customer inquiries. We offer on-line and personal technical support. Client support employs a modern call tracking and response system that is directly connected to the processing center.

     In addition to ENS, the Company continues its business of acquiring controlling interests in telecommunications, healthcare and other strategically linked areas. The Company may acquire or invest in other businesses.

FORWARD-LOOKING STATEMENTS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2002 AS COMPARED TO THREE MONTHS ENDED JANUARY 31, 2001:

Services Revenue:
Services revenue decreased from $3,030,862 in the three months ended January 31, 2001 to $2,970,844 in the three months ended January 31, 2002, primarily reflecting reduced marketing in prior periods and reduction of less profitable operations at ENS. See below for a discussion of ENS results of operations.

Interest and Dividend Income:
Interest income decreased from $461,096 in the three months ended January 31, 2001 to $105,503 in the three months ended January 31, 2002, primarily as a result of lower interest rates and reduced cash investments because of the repurchase of our common stock and changes in cash levels relating to option and short positions on BellSouth common stock. Dividend income decreased from $116,592 in the three months ended January 31, 2001 to $110,892 in the three months ended January 31, 2002, due to lower dividends received on BellSouth common stock as fewer shares were owned during the three months ended January 31, 2002 as compared to the three months ended January 31, 2001.

Cost of Services:
Cost of services decreased from $1,887,811 in the three months ended January 31, 2001 to $1,285,226 in the three months ended January 31, 2002, as a result of improved efficiency of operations at ENS.

Professional Fees:
Professional fees increased from $151,681 in the three months ended January 31, 2001 to $161,154 in the three months ended January 31, 2002, as a result of activity relating to proposed acquisitions.

General and Administrative:
General and administrative expenses decreased from $1,943,607 in the three months ended January 31, 2001 to $1,390,083 in the three months ended January 31, 2002, primarily as a result of improved efficiency of operations at ENS and some related decrease in sales.

Depreciation and Amortization:
Depreciation and amortization decreased from $337,265 in the three months ended January 31, 2001 to $278,718, primarily due to a reduction of $71,250 in amortization of goodwill as compared to the prior period resulting from our adoption of FASB 142, offset in part by increased depreciation of equipment purchased by ENS.

Interest Expense:
Interest expense increased from $17,224 in the three months ended January 31, 2001 to $28,553 in the three months ended January 31, 2002, primarily due to an increase in capital lease obligations at ENS.

Income (Loss) from Operations:
As a result of the foregoing events, loss from operations was ($729,038) in the three months ended January 31, 2001 as compared to income from operations of $43,505 in the three months ended January 31, 2002.

(Loss) Gain on Securities Transactions, Net:
We realized a net loss on securities transactions for the three months ended January 31, 2002 of ($1,194,368) as compared to a net gain for the three months ended January 31, 2001 of $5,037,018, reflecting the net results of option and short sale positions and settlements and sales of BellSouth common stock. The effect of unrealized gain (loss) on marketable securities reflected in Other Comprehensive Income (Loss), net of related income taxes, amounts to $1,118,602 at January 31, 2002 and ($2,444,919) at January 31, 2001, reflecting the unrealized gain (loss) in the BellSouth common stock position.

(Loss) Income before Provision for Income Taxes and Cumulative Effect of a Change in Accounting for Written Call Options:
We realized loss before provision for income taxes and cumulative effect of a change in accounting for written call options of ($1,150,863) for the three months ended January 31, 2002, as compared to a gain of $4,307,980 for the three months ended January 31, 2001, primarily as a result of losses on options and short positions and sales as described above.

(Benefit) Provision for Income Taxes:
The benefit for income taxes was ($430,000) for the three months ended January 31, 2002, as compared to a provision for income taxes of $1,300,000 for the three months ended January 31, 2001.

(Loss) Income before Cumulative Effect of a Change in Accounting for Written Call Options:
Income before cumulative effect of a change in accounting for written call options decreased from net income of $3,007,980 for the three months ended January 31, 2001 to a net loss of ($720,863) for the three months ended January 31, 2002, as a result of the foregoing events.

Cumulative Effect of a Change in Accounting for Written Call Options:
Cumulative effect of a change in accounting for written call options net of taxes of $1,514,667 was ($2,812,000) for 2001 as a result of the adoption of FAS 133.

Net (Loss) Income:
Net income decreased from $195,980 for the three months ended January 31, 2001 to net loss of ($720,863) for the three months ended January 31, 2002, as a result of the foregoing events.

ENS--RESULTS OF OPERATIONS:

THREE MONTHS ENDED DECEMBER 31, 2000 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001:

Services Revenue:
Services revenue decreased slightly from $3,030,862 in the three months ended December 31, 2000 to $2,968,639 in the three months ended December 31, 2001 (or approximately 2.1%), primarily reflecting reduced marketing in prior periods of less profitable operations, such as paper processing, and related decrease in sales of those services, as we focused more on e-commerce operations.

Cost of Services:
Cost of services decreased from $1,887,812 in the three months ended December 31, 2000 to $1,285,226 in the three months ended December 31, 2001 (or approximately 31.9%), as a result of cost containment measures. The decrease was substantially higher, in proportion, than the decrease in services revenue because of implementation of our business model, including a controlled growth program with less marketing and a head count reduction, and a decrease in costs relating to less profitable operations.

General and Administrative:
General and administrative expense decreased from $1,508,027 in the three months ended December 31, 2000 to $1,121,565 in the three months ended December 31, 2001 (or approximately 25.6%) as a result of cost containment measures.

Depreciation and Amortization:
Depreciation and amortization increased from $270,542 in the three months ended December 31, 2000 to $276,139 in the three months ended December 31, 2001 (or approximately 2.1%), as a result of purchase of equipment.

Interest Expense:
Interest expense, exclusive of interest payable to NWH, increased from $17,224 in the three months ended December 31, 2000 to $28,553 (or approximately 65.8%) in the three months ended December 31, 2001, due to higher debt incurred to purchase equipment under capital lease obligations. As of December 31, 2001, $1,010,000 of interest expense was payable by ENS to the Company and is eliminated in consolidation.

Income (Loss) from Operations:
As a result of the foregoing events, loss from operations of ($678,118) in the three months ended January 31, 2002 increased to income from operations of $240,462 in the three months ended January 31, 2001, due to consistent revenue and the full implementation of our business model, including cost containment. We believe ENS will continue its performance throughout 2002.

EBITDA:
EBITDA increased from ($390,352) for the three months ended December 31, 2000 to $545,154 for the three months ended December 31, 2001, primarily as a result of lower Cost of Services, as discussed above. EBITDA is the income (loss) from operations before interest expense, taxes and depreciation and amortization, as derived from segment information in Note 6 to the Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 2002, we had approximately $52 million in cash and marketable securities, as well as our interest in ENS and other investments. Our assets have been used for, and are currently reserved to fund acquisitions of, healthcare e-commerce investments, telecommunications assets, media businesses, development of our other businesses and development and acquisition of new technologies and businesses in other areas. Such amount, with earnings thereon including proceeds from sale of BellSouth common stock and related derivatives, is expected to be sufficient to implement this business plan through January 2003, or for a shorter period if we determine to invest a substantial portion of our assets in major acquisitions, equity investments or stock repurchases. We actively seek to acquire or invest in healthcare e-commerce, other businesses in telecommunications, media or in unrelated areas. We have no specific arrangements with respect to any such acquisitions or investments at the present time. There can be no assurance that any such acquisitions or investments will be made.

     Our board of directors authorized the repurchase of up to 20% of our common shares because we believe, under current market conditions, the repurchase is a favorable investment. The repurchased shares will also be available for issuance upon exercise of outstanding options. Through January 31, 2002, we repurchased 202,400 shares for an aggregate cost of $2,297,916.

     During the three months ended January 31, 2002, we closed portions of our option position in BellSouth common stock and sold shares of BellSouth common stock. While we continue to review our position in BellSouth common stock and from time to time have sold and purchased shares and options on the position, we have not yet determined whether we will sell or hedge our remaining BellSouth securities in the near future or how we will invest the proceeds of any such transaction.

     In the three months ended January 31, 2002, interest receivable by the Company from ENS increased by $123,201 to $1,053,012 at January 31, 2002, for a total outstanding loan to the Company of $6,233,012, including accrued interest. The outstanding balance under this loan agreement including interest has been eliminated from the consolidated Financial Statements. During the first quarter of 2002, the Company spent $199,523 on fixed assets, including $184,960 for internally developed software and $14,563 for computer equipment required for increased claims processing and the development of Xpedite, our provider targeting and tracking system.

     Operating overhead costs of ENS have decreased as a result of cost cutting measures and production efficiencies gained. We anticipate further increased revenues in the near future. The combination of these factors going forward will improve overall profitability, allowing the Company to sustain itself on cash flows from operations.

     In December 2001, we purchased additional shares of Common Stock of ENS from a shareholder for $500,000 and a $200,000 contingent note, and we currently own 91.5% of the diluted common stock of ENS.

ENS - LIQUIDITY AND CAPITAL RESOURCES:

     ENS' losses have been financed principally through equity investments by the Company and loans from the Company, which loans aggregated $6,190,945 through December 31, 2001 (including accrued interest of $1,010,947). ENS plans additional investment in its technology enhancements, including further development and implementation of Xpedite, its full contact management operating system; its Internet claims processing system; Web Enrollment, a remote Internet based technology to enroll customers at time of sale; ECT, an Internet based full claims tracking system; additional payer connectivity; and enhancements to broaden the transactions processing infrastructure.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities, other than activities relating to ENS and potential acquisitions, is to preserve principal and maintain liquidity, while at the same time maximizing the yield we receive from our investment portfolio. We also utilize options and short sales to protect our position in BellSouth common stock, preserve its tax basis and reduce equity price risk.

Changes in prevailing interest rates and stock price of BellSouth will cause the yield on our investments and the costs of shorts and options to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and marketable securities (other than BellSouth common stock and related shorts and options) in commercial paper, non-government debt securities, money market funds, highly liquid U.S. Treasury notes and federal agency notes and other low risk investments. We view these high grade securities within our portfolio as having similar market risk characteristics. The weighted-average interest rate of the portfolio was 3.7% at January 31, 2002.

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

Date: March 14, 2002

                                    NWH, INC.
                                               (Registrant)

                                    By: /s/ Terrence S. Cassidy
                                        ----------------------------------------
                                    Terrence S. Cassidy, President and Principal
                                    Accounting Officer