Form 10-Q
period 2002-04-30
NWH INC
filed 2002-06-14
CIK 915016

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 30, 2002
                                                 --------------

                         Commission file number: 0-23598
                                                 -------

                                    NWH, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                              13-3735316
----------------------------                              --------------------
(State or other jurisdiction                                  (IRS Employer
     of incorporation)                                     Identification No.)


156 WEST 56 STREET, SUITE 2001, NEW YORK, NY                        10019
--------------------------------------------                      ---------
  (Address of principal executive offices)                        (Zip Code)

                                 (212) 582 1212
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

       Common Stock, $.01 par value: 3,061,400 shares as of June 11, 2002.

NWH, INC.
PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONTENTS
--------------------------------------------------------------------------------

                                                                           PAGE

Condensed Consolidated Balance Sheets as of April 30, 2002 and
  October 31, 2001 (Unaudited)                                               3

Condensed Consolidated Statements of Operations for the three and
  six months ended April 30, 2002 and 2001 (Unaudited)                       4

Condensed Consolidated Statements of Comprehensive Income for
  the three and six months ended April 30, 2002 and
  2001 (Unaudited)                                                           5

Condensed Consolidated Statements of Cash Flows for the six months
  ended April 30, 2002 and 2001 (Unaudited)                                  6

Notes to Condensed Consolidated Financial Statements (Unaudited)           7 - 9

NWH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                              APRIL 30,          OCTOBER 31,
                                                                 2002               2001
                                                             ------------       ------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $ 28,657,187       $ 19,231,683
  Marketable securities                                        17,410,035         34,794,641
  Trade and other receivables                                   2,092,025          2,245,892
  Prepaid expenses and other current assets                     1,365,839          1,246,696
                                                             ------------       ------------
      TOTAL CURRENT ASSETS                                     49,525,086         57,518,912
Property and equipment, net of accumulated
  depreciation of $2,555,394 and $2,020,469,
  respectively                                                  2,884,284          2,963,438
Goodwill                                                        3,472,117          2,972,117
Investments and other assets                                      516,708            564,863
                                                             ------------       ------------
      TOTAL ASSETS                                           $ 56,398,195       $ 64,019,330
                                                             ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                      $  4,214,892       $  8,153,021
  Current portion of long-term debt                               356,779            264,364
  Current income taxes                                            333,130             58,130
  Deferred income taxes                                         7,315,333          8,135,333
                                                             ------------       ------------
      TOTAL CURRENT LIABILITIES                                12,220,134         16,610,848
Note payable to related party                                     140,000            140,000
Long-term debt                                                    134,269            348,662
                                                             ------------       ------------
      TOTAL LIABILITIES                                        12,494,403         17,099,510
                                                             ------------       ------------
Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares
    authorized; no shares issued
    or outstanding                                                   --                 --
  Common stock, $.01 par value: 20,000,000 shares
    authorized; 3,333,000 shares issued and outstanding            33,330             33,330
  Paid-in capital                                              23,071,872         23,071,872
  Retained earnings                                            20,909,912         18,674,613
  Accumulated other comprehensive income                        2,822,218          5,333,000
  Treasury stock 253,100 and 16,500 shares
    in 2002 and 2001, respectively, at cost                    (2,933,540)          (192,995)
                                                             ------------       ------------
      TOTAL STOCKHOLDERS' EQUITY                               43,903,792         46,919,820
                                                             ------------       ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 56,398,195       $ 64,019,330
                                                             ============       ============


See accompanying notes to unaudited condensed consolidated financial statements.

NWH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                  FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                     ENDED APRIL 30,                     ENDED APRIL 30,
                                                  2002             2001               2002            2001
                                               -----------      -----------       -----------      -----------
Revenue:
  Services                                     $ 3,003,711      $ 3,097,723       $ 5,974,555      $ 6,128,585
  Interest income                                   74,434          483,078           179,937          944,174
  Dividend income                                   99,492           95,692           210,384          212,284
                                               -----------      -----------       -----------      -----------
      TOTAL REVENUE                              3,177,637        3,676,493         6,364,876        7,285,043
                                               -----------      -----------       -----------      -----------
Expenses:
  Cost of services                               1,282,068        1,552,960         2,567,294        3,440,771
  Professional fees                                161,000          196,867           322,154          348,548
  General and administrative                     1,403,926        2,247,259         2,794,009        4,190,866
  Depreciation and amortization                    259,169          302,792           537,887          640,057
  Interest                                          26,487           29,664            55,040           46,888
                                               -----------      -----------       -----------      -----------
      TOTAL EXPENSES                             3,132,650        4,329,542         6,276,384        8,667,130
                                               -----------      -----------       -----------      -----------
Income (loss) from operations                       44,987         (653,049)           88,492       (1,382,087)
Gain on securities transactions, net             4,441,175        1,066,695         3,246,807        6,103,713
                                               -----------      -----------       -----------      -----------
Income before provision for income
  taxes and cumulative effect of a change
  in accounting for written call options         4,486,162          413,646         3,335,299        4,721,626
Provision for income taxes                       1,530,000             --           1,100,000        1,300,000
                                               -----------      -----------       -----------      -----------
Income before cumulative effect of a
  change in accounting for written call
  options                                        2,956,162          413,646         2,235,299        3,421,626
Cumulative effect of a change in
  accounting for written call options,
  net of income taxes of $1,514,667                   --               --                --         (2,812,000)
                                               -----------      -----------       -----------      -----------
      NET INCOME                               $ 2,956,162      $   413,646       $ 2,235,299      $   609,626
                                               ===========      ===========       ===========      ===========
Net income per common  share:
    Basic                                      $      0.95      $      0.12       $      0.70      $      0.18
                                               ===========      ===========       ===========      ===========
    Diluted                                    $      0.95      $      0.12       $      0.70      $      0.18
                                               ===========      ===========       ===========      ===========
Weighted average number of common
  shares outstanding:
    Basic                                        3,106,722        3,333,000         3,189,404        3,333,000
                                               ===========      ===========       ===========      ===========
    Diluted                                      3,106,722        3,333,000         3,189,404        3,333,000
                                               ===========      ===========       ===========      ===========



See accompanying notes to unaudited condensed consolidated financial statements.

NWH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
--------------------------------------------------------------------------------

                                                             FOR THE THREE MONTHS                  FOR THE SIX MONTHS
                                                                ENDED APRIL 30,                     ENDED APRIL 30,
                                                            2002             2001               2002              2001
                                                        -----------       -----------       -----------       -----------
Net income                                              $ 2,956,162       $   413,646       $ 2,235,299       $   609,626
Other comprehensive income:
  Cumulative effect of a change in
    accounting for written call options,
    net of income taxes of $1,514,667                          --                --                --           2,812,000
  Net unrealized holding gain (loss) on
    marketable securities arising during the
    period, net of income taxes of ($1,997,952),
    $606,049, ($1,395,628) and ($710,436),
    respectively                                         (3,537,693)        1,125,520        (2,419,091)       (1,319,399)
  Reclassification adjustment for gains
    recognized in net income, net of income taxes
    of $0, ($976,613), ($49,372) and ($1,209,968),
    respectively                                               --          (1,491,902)          (91,691)       (1,924,161)
                                                        -----------       -----------       -----------       -----------
      OTHER COMPREHENSIVE LOSS                           (3,537,693)         (366,382)       (2,510,782)         (431,560)
                                                        -----------       -----------       -----------       -----------
      COMPREHENSIVE (LOSS) INCOME                       $  (581,531)      $    47,264       $  (275,483)      $   178,066
                                                        ===========       ===========       ===========       ===========


See accompanying notes to unaudited condensed consolidated financial statements.

NWH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                       FOR THE SIX         FOR THE SIX
                                                                       MONTHS ENDED        MONTHS ENDED
                                                                      APRIL 30, 2002      APRIL 30, 2001
                                                                      --------------      --------------
Cash flows from operating activities:
  Net income                                                           $  2,235,299       $    609,626
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                         537,887            640,057
      Loss on exiting satellite programming uplink operations                  --              512,020
      (Accretion) amortization of interest income                            (8,562)            33,332
      Gain on securities transactions, net                                 (484,920)        (4,479,265)
      Unrealized (gain) loss on securities transactions                  (2,761,887)           853,683
      Deferred income taxes                                                 625,000               --
      Bad debt expense                                                       14,224               --
  Changes in assets and liabilities:
    Trade and other receivables                                             139,643           (578,044)
    Prepaid expenses and other current assets                              (119,143)            (4,275)
    Other assets                                                             48,155         (1,177,136)
    Accounts payable and accrued expenses                                  (411,391)            63,044
    Current income taxes payable                                            275,000           (204,667)
                                                                       ------------       ------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    89,305         (3,731,625)
                                                                       ------------       ------------
Cash flows from investing activities:
  Acquisition of property and equipment                                    (458,733)           (94,610)
  Proceeds from sale of property and equipment                                 --              219,722
  Acquisition of marketable securities                                   (6,687,600)       (31,320,853)
  Proceeds from sale of marketable securities                            21,804,091         36,209,238
  Proceeds from sale of marketable equity securities - short sale         2,006,967          4,109,479
  Acquisition of marketable securities - short sale                      (3,966,003)        (4,697,965)
  Acquisition of common stock of ENS                                       (500,000)              --
                                                                       ------------       ------------
      NET CASH PROVIDED BY INVESTING ACTIVITIES                          12,198,722          4,425,011
                                                                       ------------       ------------
  Cash flows from financing activities:
    Acquisition of treasury stock                                        (2,740,545)              --
    Borrowing of short-term debt                                            100,000               --
    Principal payments of short-term and long-term debt                    (221,978)           (42,135)
                                                                       ------------       ------------
      NET CASH USED IN FINANCING ACTIVITIES                              (2,862,523)           (42,135)
                                                                       ------------       ------------
      NET INCREASE IN CASH AND CASH EQUIVALENTS                           9,425,504            651,251

  Cash and cash equivalents, beginning of period                         19,231,683         11,520,876
                                                                       ------------       ------------
      CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 28,657,187       $ 12,172,127
                                                                       ============       ============
  Supplemental disclosure of cash flow information:
    Cash paid for interest                                             $     26,487       $     46,888
    Cash paid for income taxes                                         $    200,000       $       --
    Assets acquired under capital lease obligations                    $       --         $    435,050


See accompanying notes to unaudited condensed consolidated financial statements.

NWH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of NWH, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial statements for these interim periods, have been recorded. Operating results for the interim period are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001 (File No. 0-23598) as filed with the Securities and Exchange Commission.

     Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

2.   NEWLY ADOPTED PRONOUNCEMENTS

     Effective November 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Under the new pronouncements, goodwill and intangible assets that have an indefinite useful life will no longer be amortized but will be subject to at least an annual impairment test in accordance with the statement. Other intangible assets that have finite useful lives will continue to be amortized over their useful life. Had this standard been applied for the three and six months ended April 30, 2001, net income would have been increased to $459,888 and $702,109, respectively, basic and diluted earnings per share each would have been $0.14 and $0.21, respectively.

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

3.   MARKETABLE SECURITIES

     Components of the available-for-sale marketable securities as of April 30, 2002 are as follows:

                                                      UNREALIZED
                                                     HOLDING FAIR
                                        COST          GAIN (LOSS)      VALUE
     BellSouth common stock          $13,132,817      $4,277,218     $17,410,035
                                     -----------      ----------     -----------
                                     $13,132,817      $4,277,218     $17,410,035
                                     ===========      ==========     ===========

     Included in accounts payable and accrued expenses as of April 30, 2002 are the fair value of written call options on BellSouth common stock of $1,053,553, reflecting contracts for 500,000

NWH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


     shares. Short sales of BellSouth common stock are also reflected in such account as of April 30, 2002 at a fair value of $1,517,500, representing 50,000 shares.

4.   ENS

     On December 7, 2001, the Company acquired 1,774,333 shares of the voting common stock of ENS from a stockholder for $500,000 in cash and $200,000 in the form of a contingent note. This increases the Company's ownership to 91.5% of the outstanding common stock (assuming conversion of its preferred stock), and with additional voting rights, 98.5% control of ENS.

5.   CAPITAL STOCK

     For the six months ended April 30, 2002, the Company acquired 236,600 shares of its common stock for $2,740,545 under a plan that permits the acquisition of up to 20% of the Company's stock.

6.   SEGMENT INFORMATION

     The Company currently operates in two operating segments: the holding company, including certain investments which are not currently material; and its investment in ENS.

                                               NWH AND
                                                OTHER               ENS             TOTAL
     THREE MONTHS ENDED APRIL 30, 2002


     Revenues:
       Service                                 $      --         $ 3,003,711       $ 3,003,711
       Interest and dividends                      170,814             3,112           173,926
     Expenses:
       Interest                                       --             (26,487)          (26,487)
       Depreciation and amortization                (4,702)         (254,467)         (259,169)
       Other                                      (422,868)       (2,424,126)       (2,846,994)
                                               -----------       -----------       -----------
     Income (loss) from operations             $  (256,756)      $   301,743       $    44,987
                                               ===========       ===========       ===========
     Capital expenditure for property
       and equipment                           $      --         $   259,210       $   259,210
                                               ===========       ===========       ===========
     THREE MONTHS ENDED APRIL 30, 2001

     Revenues:
       Service                                 $     4,930       $ 3,092,793       $ 3,097,723
       Interest and dividends                      566,165            12,605           578,770
     Expenses:
       Interest                                       --             (29,664)          (29,664)
       Depreciation and amortization               (10,225)         (292,567)         (302,792)
       Other                                      (986,141)       (3,010,945)       (3,997,086)
                                               -----------       -----------       -----------
     Loss from operations                      $  (425,271)      $  (227,778)      $  (653,049)
                                               ===========       ===========       ===========
     Capital expenditure for property and
       equipment                               $      --         $   248,643       $   248,643
                                               ===========       ===========       ===========

NWH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

                                           NWH AND
                                            OTHER               ENS             TOTAL
SIX MONTHS ENDED APRIL 30, 2002

Revenues:
  Service                                 $      2,205       $  5,972,350       $  5,974,555
  Interest and dividends                       381,153              9,168            390,321
Expenses:
  Interest                                        --              (55,040)           (55,040)
  Depreciation and amortization                 (7,281)          (530,606)          (537,887)
  Other                                       (829,790)        (4,853,667)        (5,683,457)
                                          ------------       ------------       ------------
(Loss) income from operations             $   (453,713)      $    542,205       $     88,492
                                          ============       ============       ============
Total assets                              $ 48,140,588       $  8,257,607       $ 56,398,195
                                          ============       ============       ============
Capital expenditure for property and
  equipment                               $       --         $    458,733       $    458,733
                                          ============       ============       ============
SIX MONTHS ENDED APRIL 30, 2001

Revenues:
  Service                                 $      4,930       $  6,123,655       $  6,128,585
  Interest and dividends                     1,125,758             30,700          1,156,458
Expenses:
  Interest                                        --              (46,888)           (46,888)
  Depreciation and amortization                (76,948)          (563,109)          (640,057)
  Other                                     (1,529,931)        (6,450,254)        (7,980,185)
                                          ------------       ------------       ------------
Loss from operations                      $   (476,191)      $   (905,896)      $ (1,382,087)
                                          ============       ============       ============
Total assets                              $ 59,313,720       $  7,854,242       $ 67,167,962
                                          ============       ============       ============
Capital expenditure for property and
  equipment                               $       --         $    529,660       $    529,660
                                          ============       ============       ============

NWH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     NWH, Inc. ("NWH" or the "Company"), formerly National Wireless Holdings Inc., a Delaware corporation, is an electronic commerce and communications company focusing primarily on acquisition and operation of telecommunications, e-commerce and other strategically linked businesses. The Company currently owns and operates Electronic Network Systems, Inc. ("ENS"), formerly known as Electronic Data Submission Systems, Inc., a business-to-business healthcare e-commerce data interchange company, providing links between healthcare providers and payers. In addition, the Company continues its business of acquiring controlling interests in telecommunications, healthcare, other strategically linked areas and other unrelated businesses. In June 1997, the Company sold its wireless cable assets in Miami, Florida in exchange for common stock of BellSouth Corporation.

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

     In excess of 20,000 providers are connected to our e-commerce and Internet services and, through our payer contracts, we currently conduct daily paper to e-commerce claim conversion for another 185,000 healthcare providers. Our revenues are generated from payers, physicians, other providers and strategic partners through recurring subscriptions, flat or per transaction fees and revenue sharing. As of June 13, 2002, we were connected to over 1,000 commercial healthcare plans, managed care organizations and Blue Cross/Blue Shield plans, as well as Medicare, Medicaid and CHAMPUS.

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

ENS SERVICES - HEALTH-E NETWORK(R)

     Health-e Network(R) suite of services addresses 100% of the healthcare industry's transaction processing, both e-commerce and paper. As a provider of a full-cycle payer, physician and provider e-commerce suite of services, ENS developed these services to enhance the providers' and payers' administrative efficiency. The service offerings range from a front-end data capture/transmission software, to advanced pre-adjudication software, to simple mailroom services. ENS presently services over 1,000 payer clients for the e-commerce claims component of Health-e Network(R) and provides eight payer organizations with the full suite of payer services.

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

o PROVIDER CONNECTIVITY (XPEDITE(TM)) enables ENS to identify the paper and manual transaction volumes of a payer's provider groups, target high paper submitters, track internal progress, and market specifically to selected healthcare transaction submitters. Based on payer specific criteria, ENS assigns different levels of internal resources to convert these providers to electronic business processes with the payer. The Xpedite(TM)conversion program then goes beyond the sales process and combines efforts of all ENS internal departments. The purpose of Xpedite(TM)is to connect providers on behalf of payer organizations to make the participants more efficient through e-commerce.

o AUTOMATED DOCUMENT SERVICES(TM)(ADS(TM)) provides payers the complete front-end handling and conversion (imaging/scanning) of paper claims forms to an e-commerce format. Paper claims still constitute from 55-60% of provider claims volume industry-wide to commercial payers. As the claims are converted to an electronic format, ENS captures the names of all paper-submitting providers in order to convert them for other e-commerce products and services with the payer's support. Utilization of Health-e Network(R)(which includes ADS(TM)) provides a payer with the opportunity to have 100% e-commerce claims receipts. With ENS as their partner and core e-commerce strategy implementer, payers can increase e-commerce transactions from their provider constituency.

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

RESULTS OF OPERATIONS

The following sets forth results of operations for the Company. See below for a more detailed discussion of ENS results of operations.

SIX MONTHS ENDED APRIL 30, 2002 AS COMPARED TO SIX MONTHS ENDED APRIL 30, 2001:

Services Revenue:
Services revenue decreased from $6,128,585 for the six months ended April 30, 2001 to $5,974,555 for the six months ended April 30, 2002, primarily reflecting ENS' reduced volumes of paper processing, and related decrease in sales of those services, as we succeeded in shifting providers from paper claims to electronic submissions.

Interest and Dividend Income:
Interest income decreased from $944,174 for the six months ended April 30, 2001 to $179,937 for the six months ended April 30, 2002, primarily because high yielding investments matured and were reinvested at lower interest rates. In addition, we reduced our cash investments because of the repurchase of our common stock and changes in cash levels relating to option and short positions on BellSouth common stock. Dividend income decreased from $212,284 for the six months ended April 30, 2001 to $210,384 for the six months ended April 30, 2002, due to lower dividends received on BellSouth common stock as fewer shares were owned during the six months ended April 30, 2002 as compared to the six months ended April 30, 2001.

Cost of Services:
Cost of services decreased from $3,440,771 for the six months ended April 30, 2001 to $2,567,294 for the six months ended April 30, 2002 as a result of improved efficiency of operations at ENS and reduced paper claims operations.

Professional Fees:
Professional fees decreased from $348,548 in the six months ended April 30, 2001 to $322,154 in the six months ended April 30, 2002 as a result of improved cost controls and lower acquisition activity.

General and Administrative:
General and administrative expense decreased from $4,190,866 in the six months ended April 30, 2001 to $2,794,009 in the six months ended April 30, 2002, primarily as a result of improved efficiency of operations and decrease in sales commissions relating to reductions in less profitable operations at ENS.

Depreciation and Amortization:
Depreciation and amortization decreased from $640,057 in the six months ended April 30, 2001 to $537,887 in the six months ended April 30, 2002, primarily due to a reduction of approximately $160,000 in amortization of goodwill as compared to the prior period resulting from our adoption of FASB 142, offset in part by increased depreciation of equipment purchased by ENS.

Interest Expense:
Interest expense increased from $46,888 in the six months ended April 30, 2001 to $55,040 in the six months ended April 30, 2002, primarily due to an increase in the average amount of debt outstanding at ENS during the period. Capital lease obligations decreased during the period but were offset by an increase in other debt.

Income (Loss) from Operations:
As a result of the foregoing events, income from operations increased from a loss of ($1,382,087) in the six months ended April 30, 2001 to income of $88,492 in the six months ended April 30, 2002.

Gain on Securities Transactions, net:
Gain on securities transactions, net, decreased from gain of $6,103,713 for the six months ended April 30, 2001 to gain of $3,246,807 for the six months ended April 30, 2002, representing the net results of option and short sale positions and settlements and realized gains from the sale of BellSouth common stock. Under Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," unrealized gains and losses related to options and short sales are recorded in the Statement of Operations. Further, unrealized gains and losses on BellSouth common stock, are recorded through Other Comprehensive Income and are only recorded in the Statement of Operations when realized upon ultimate sale. The unrealized gain (loss) on Bell South common stock, reflected in Other Comprehensive Income (Loss), net of income taxes, for the six months ended April 30, 2002 was ($2,419,091) as compared to ($1,319,399) for the six months ended April 30, 2001.

Income Before Provision for Income Taxes and Cumulative Effect of a Change in Accounting for Written Call Options:
We realized income before provision for income taxes and cumulative effect of a change in accounting for written call options of $4,721,626 for the six months ended April 30, 2001, as compared to income before provision for income taxes and cumulative effect of a change in accounting for written call options of $3,335,299 for the six months ended April 30, 2002, primarily as a result of gains on options and short positions and sales as described above.

Provision for Income Taxes:
Provision for income taxes was $1,300,000 for the six months ended April 30, 2002, as compared to a provision for income taxes of $1,100,000 for the six months ended April 30, 2001.

Income before Cumulative Effect of Change in Accounting for Written Call
Options:
Net income before cumulative effect of change in accounting method decreased from $3,421,626 for the six months ended April 30, 2001 to $2,235,299 for the six months ended April 30, 2002, as a result of the foregoing events.

Cumulative Effect of a Change in Accounting for Written Call Options:
Cumulative effect of a change in accounting for written call options net of taxes of $1,514,667 was ($2,812,000) for 2001 as a result of the adoption of FAS 133.

Net Income:
Net income increased from $609,626 for the six months ended April 30, 2001 to $2,235,299 for the six months ended April 30, 2002 as a result of the foregoing events.

THREE MONTHS ENDED APRIL 30, 2002 AS COMPARED TO THREE MONTHS ENDED APRIL 30, 2001:

Services Revenue:
Services revenue decreased from $3,097,723 in the three months ended April 30, 2001 to $3,003,711 in the three months ended April 30, 2002, primarily reflecting ENS' reduced volumes of paper processing, and related decrease in sales of those services, as we succeeded in shifting providers from paper claims to electronic submissions.

Interest and Dividend Income:
Interest income decreased from $483,078 in the three months ended April 30, 2001 to $74,434 in the three months ended April 30, 2002, primarily because high yielding investments matured and were reinvested at lower interest rates. In addition, we reduced our cash investments because of the repurchase of our common stock and changes in cash levels relating to option and short positions on BellSouth common stock. Dividend income increased from $95,692 in the three months ended April 30, 2001 to $99,492 in the three months ended April 30, 2002, due to a relatively lower short position.

Cost of Services:
Cost of services decreased from $1,552,960 in the three months ended April 30, 2001 to $1,282,068 in the three months ended April 30, 2002, primarily as a result of improved efficiency of operations at ENS and reduced paper claims operations.

Professional Fees:
Professional fees decreased from $196,867 in the three months ended April 30, 2001 to $161,000 in the three months ended April 30, 2002, as a result of cost controls and lower acquisition activity.

General and Administrative:
General and administrative expenses decreased from $2,247,259 in the three months ended April 30, 2001 to $1,403,926 in the three months ended April 30, 2002, primarily as a result of improved efficiency of operations at ENS and decrease in sales commissions relating to reductions in less profitable operations at ENS.

Depreciation and Amortization:
Depreciation and amortization decreased from $302,792 in the three months ended April 30, 2001 to $259,169 in the three months ended April 30, 2002, primarily due to a reduction of approximately $80,000 in amortization of goodwill as compared to the prior period resulting from our adoption of FASB 142, offset in part by increased depreciation of equipment purchased by ENS.

Interest Expense:

Interest expense decreased from $29,664 in the three months ended April 30, 2001 to $26,487 in the three months ended April 30, 2002, primarily due to a decrease in capital lease obligations at ENS.

Income (Loss) from Operations:
As a result of the foregoing events, income (loss) from operations improved from a loss of ($653,049) in the three months ended April 30, 2001 to income of $44,987 in the three months ended April 30, 2002.

Gain on Securities Transactions, Net:
We realized a net gain on securities transactions for the three months ended April 30, 2002 of $4,441,175 as compared to a net gain for the three months ended April 30, 2001 of $1,066,695, representing the net results of option and short sale positions. Under Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," unrealized gains and losses related to options and short sales are recorded in the Statement of Operations. Further, unrealized gains and losses on BellSouth common stock, are recorded through Other Comprehensive Income and are only recorded in the Statement of Operations when realized upon ultimate sale. The effect of unrealized gain (loss) on marketable securities reflected in Other Comprehensive Income (Loss), net of related income taxes, amounts to ($3,537,693) at April 30, 2002 and $1,125,500 at April 30, 2001, representing the unrealized gain (loss) in the BellSouth common stock.

Income before Provision for Income Taxes and Cumulative Effect of a Change in Accounting for Written Call Options:
We realized gain before provision for income taxes and cumulative effect of a change in accounting for written call options of $4,486,162 for the three months ended April 30, 2002, as compared to a gain of $413,646 for the three months ended April 30, 2001, primarily as a result of gains on options and short positions as described above.

Provision for Income Taxes:
The provision for income taxes was $1,530,000 for the three months ended April 30, 2002, as compared to a provision for income taxes of $0 for the three months ended April 30, 2001.

Net Income:
Net income increased from $413,646 for the three months ended April 30, 2001 to $2,956,162 for the three months ended April 30, 2002, as a result of the foregoing events.

ENS--RESULTS OF OPERATIONS:

ENS - SIX MONTHS ENDED MARCH 31, 2002 AS COMPARED TO SIX MONTHS ENDED MARCH 31, 2001:

Services Revenue:
Services revenue decreased slightly from $6,123,655 for the six months ended March 31, 2001 to $5,972,350 for the six months ended March 31, 2002 (or approximately 2.5%), primarily reflecting ENS' reduced volumes of paper processing, and related decrease in sales of those services, as we succeeded in shifting providers from paper claims to electronic submissions.

Shifting claims from paper to e-commerce reduces overall revenue as the revenue per claim for e-commerce is less than paper; however, the shift from paper claims increases efficiency for both payers and providers and, for ENS, generates significantly higher profit per claim. While two large customers reduced the amount of paper claims submitted, ENS has increased its number of direct e-commerce connections with payers and increased its number of direct provider connections by 40.9% since March 31, 2001.

Cost of Services:
Cost of services decreased from $3,437,903 in the six months ended March 31, 2001 to $2,567,294 in the six months ended March 31, 2002 (or approximately 25.3%), as a result of cost containment measures and reduced paper claims operations. The decrease was substantially higher, in proportion, than the decrease in services revenue because of implementation of our business model, including a controlled growth program with less marketing, with most of the decrease in costs concentrated in less profitable operations.

General and Administrative:
General and administrative expense decreased from $2,932,465 in the six months ended March 31, 2001 to $2,240,373 in the six months ended March 31, 2002 (or approximately 23.6%) as a result of cost containment measures and decrease in sales commissions relating to reductions in less profitable operations at ENS.

Depreciation and Amortization:
Depreciation and amortization decreased from $563,109 in the six months ended March 31, 2001 to $530,606 in the six months ended March 31, 2002 (or approximately 5.8%), primarily due to a reduction of approximately $160,000 in amortization of goodwill as compared to the prior period from our adoption of FASB 142, offset in part by increased depreciation of equipment.

Interest Expense:
Interest expense, exclusive of interest payable to NWH, increased from $46,888 in the six months ended March 31, 2001 to $55,040 (or approximately 17.4%) in the six months ended March 31, 2002, primarily due to an increase in the average amount of debt outstanding at ENS during the period. Capital lease obligations decreased during the period but were offset by an increase in other debt. For the six months ended March 31, 2002, $244,000 of interest expense was payable by ENS to NWH and was eliminated in consolidation.

(Loss) Income from Operations:
As a result of the foregoing, (loss) income from operations increased from ($905,896) for the six months ended March 31, 2001 to $542,205 for the six months ended March 31, 2002, reflecting the full implementation of our business model, including cost containment, reduced marketing and related reduction of less profitable lines of business. We believe ENS will continue its performance throughout 2002.

EBITDA:
EBITDA increased from ($326,599) for the six months ended March 31, 2001 to $1,118,683 for the six months ended March 31, 2002 as a result of lower costs as a percent of revenue, as discussed above. EBITDA (earnings before interest, taxes, depreciation and amortization) is the

(Loss) Income from Operations net of Interest expense, Taxes and Depreciation and Amortization, as derived from segment information in Note 6 to the Financial Statements.

THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2002:

Services Revenue:
Services revenue decreased slightly from $3,092,793 in the three months ended March 31, 2001 to $3,003,711 in the three months ended March 31, 2002 (or approximately 2.9%), primarily reflecting ENS' reduced volumes of paper processing, and related decrease in sales of those services, as we succeeded in shifting providers from paper claims to electronic submissions. Shifting claims from paper to e-commerce reduces overall revenue as the revenue per claim for e-commerce is less than paper; however, the shift from paper claims increases efficiency for both payers and providers and, for ENS, generates significantly higher profit per claim. While two large customers reduced the amount of paper claims submitted, ENS has increased its number of direct e-commerce connections with payers and increased its number of direct provider connections by 40.9% since March 31, 2001.

Cost of Services:
Cost of services decreased from $1,571,966 in the three months ended March 31, 2001 to $1,282,068 in the three months ended March 31, 2002 (or approximately 18.4%), as a result of cost containment measures and reduced paper claims operations. The decrease was substantially higher, in proportion, than the decrease in services revenue because of implementation of our business model, including a controlled growth program with less marketing, with most of the decrease in costs relating to less profitable operations.

General and Administrative:
General and administrative expense decreased from $1,376,438 in the three months ended March 31, 2001 to $1,118,808 in the three months ended March 31, 2002 (or approximately 18.7%) primarily as a result of improved efficiency of operations and decrease in sales commissions relating to reductions in less profitable operations at ENS.

Depreciation and Amortization:
Depreciation and amortization decreased from $292,567 in the three months ended March 31, 2001 to $254,467 in the three months ended March 31, 2002 (or approximately 13.0%), primarily due to a reduction of approximately $80,000 in amortization of goodwill as compared to the prior period from our adoption of FASB 142, offset in part by increased depreciation of equipment.

Interest Expense:
Interest expense, exclusive of interest payable to NWH, decreased from $29,664 in the three months ended March 31, 2001 to $26,487 (or approximately 10.7%) in the three months ended March 31, 2002, due to a decrease in capital lease obligations. For the three months ended March 31, 2002, $121,000 of interest expense was payable by ENS to NWH and is eliminated in consolidation.

Income (Loss) from Operations:

As a result of the foregoing events, (loss) from operations of ($227,778) in the three months ended March 31, 2001 increased to income from operations of $301,743 in the three months ended March 31, 2002, due to the full implementation of our business model, including cost containment and a decrease in costs relating to less profitable operations. We believe ENS will continue its performance throughout 2002.

EBITDA:
EBITDA increased from $81,848 for the three months ended March 31, 2001 to $579,585 for the three months ended March 31, 2002, primarily as a result of lower cost of services as a percent of revenue, as discussed above. EBITDA is the income (loss) from operations before interest expense, taxes and depreciation and amortization, as derived from segment information in Note 6 to the Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     As of April 30, 2002, we had approximately $46 million in cash and marketable securities, as well as our interest in ENS and other investments. Our assets have been used for, and are currently reserved to fund acquisitions of healthcare e-commerce investments, telecommunications assets, media businesses, development of our other businesses and development and acquisition of new technologies and businesses in other areas. Such amount, with earnings thereon including proceeds from sale of BellSouth common stock and related derivatives, is expected to be sufficient to implement this business plan through April 2003, or for a shorter period if we determine to invest a substantial portion of our assets in major acquisitions, equity investments or stock repurchases. We actively seek to acquire or invest in healthcare e-commerce, other businesses in telecommunications, media or in unrelated areas. We have no specific arrangements with respect to any such acquisitions or investments at the present time. There can be no assurance that any such acquisitions or investments will be made.

     Our board of directors authorized the repurchase of up to 20% of our common stock because we believe, under current market conditions, the repurchase is a favorable investment. The repurchased shares will also be available for issuance upon exercise of outstanding options. Through April 30, 2002, we repurchased 253,100 shares for an aggregate cost of $2,933,540.

     During the three months ended April 30, 2002, we closed portions of our option position in BellSouth common stock. While we continue to review our position in BellSouth common stock and from time to time have sold and purchased shares and options on the position, we have not yet determined whether we will sell or hedge our remaining BellSouth securities in the near future or how we will invest the proceeds of any such transaction.

     In the three months ended April 30, 2002, interest receivable by the Company from ENS increased by $121,571 to $1,174,583 at April 30, 2002, for a total outstanding loan to the Company of $6,354,583, including accrued interest. The outstanding balance under this loan agreement including interest has been eliminated from the consolidated Financial Statements. During the second quarter of 2002, the Company spent $259,210 on fixed assets, including $223,318 for internally developed software and $35,892 for computer equipment required for increased claims processing and the development of Xpedite, our provider targeting and tracking system. We currently own 91.5% of the diluted common stock of ENS.

     Operating overhead costs of ENS have decreased as a result of cost cutting measures and production efficiencies gained. We anticipate increased revenues in the near future. The combination of these factors going forward will improve overall profitability, allowing ENS to sustain itself on cash flows from its operations without further investment from NWH.

ENS - LIQUIDITY AND CAPITAL RESOURCES:

     ENS' losses have been financed principally through equity investments by the Company and loans from the Company, which loans aggregated $6,313,072 through March 31, 2002 (including accrued interest of $1,133,072). ENS plans additional investment in its technology enhancements, including further development and implementation of Xpedite, its full contact management operating system; its Internet claims processing system; Web Enrollment, a remote Internet based technology to enroll customers at time of sale; ECT, an Internet based full claims tracking system; additional payer connectivity; and enhancements to broaden the transactions processing infrastructure.

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

Changes in prevailing interest rates and stock price of BellSouth will cause the yield on our investments and the costs of shorts and options to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and marketable securities (other than BellSouth common stock and related shorts and options) in commercial paper, non-government debt securities, money market funds, highly liquid U.S. Treasury notes and federal agency notes and other low risk investments. We view these high grade securities within our portfolio as having similar market risk characteristics. The weighted-average interest rate of the portfolio was 1.8% at April 30, 2002.

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


Date: June 13, 2002


                                                      NWH, INC.
                                           ----------------------------------
                                                     (Registrant)


                                       By: /s/ TERRENCE S. CASSIDY
                                           ----------------------------------
                                           Terrence S. Cassidy, President and
                                           Principal Accounting Officer