Form 10-Q
period 2002-07-31
NWH INC
filed 2002-09-13
CIK 915016

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2002
                                                 -------------

                         Commission file number: 0-23598
                                                --------

                                   NWH, INC.
                                   ---------
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

                  Common Stock, $.01 par value: 2,957,000 shares as of September 10, 2002.

NWH, INC.
PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONTENTS
-------------------------------------------------------------------------------

                                                                                      PAGE

Condensed Consolidated Balance Sheets as of July 31, 2002 and
   October 31, 2001 (Unaudited)                                                         3

Condensed Consolidated Statements of Operations for the three and nine
   months ended July 31, 2002 and 2001 (Unaudited)                                      4

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three
   and nine months ended July 31, 2002 and 2001 (Unaudited)                             5

Condensed Consolidated Statements of Cash Flows for the nine months
   ended July 31, 2002 and 2001 (Unaudited)                                             6

Notes to Condensed Consolidated Financial Statements (Unaudited)                      7 - 10

NWH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
-------------------------------------------------------------------------------

                                                                                           JULY 31,         OCTOBER 31,
                                                                                             2002              2001
ASSETS

Current assets:
  Cash and cash equivalents                                                     $          30,211,952     $  19,231,683
  Marketable securities                                                                    14,328,288        34,794,641
  Trade and other receivables                                                               2,086,629         2,245,892
  Prepaid expenses and other current assets                                                 1,316,958         1,246,696
                                                                                ---------------------     -------------
    TOTAL CURRENT ASSETS                                                                   47,943,827        57,518,912

Property and equipment, net of accumulated
  depreciation of $2,844,617 and $2,020,469, respectively                                   2,930,892         2,963,438
Goodwill                                                                                    3,762,187         2,972,117
Investments and other assets                                                                  517,830           564,863
                                                                                ---------------------     -------------
    TOTAL ASSETS                                                                $          55,154,736     $  64,019,330
                                                                                =====================     =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                         $           1,529,339      $  2,055,230
  Call options written, at fair value                                                       2,333,286         2,397,791
  Securities sold short, at fair value                                                      1,342,500         3,700,000
  Current portion of long-term debt                                                           274,424           264,364
  Current income taxes                                                                      1,033,130            58,130
  Deferred income taxes                                                                     6,080,333         8,135,333
                                                                                ---------------------     -------------
    TOTAL CURRENT LIABILITIES                                                              12,593,012        16,610,848

Note payable to related party                                                                 140,000           140,000
Long-term debt                                                                                149,997           348,662
                                                                                ---------------------     -------------
    TOTAL LIABILITIES                                                                      12,883,009        17,099,510
                                                                                ---------------------     -------------
Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized;
   no shares issued or outstanding                                                                  -                 -
  Common stock, $.01 par value: 20,000,000 shares authorized;
   3,333,000 shares issued and outstanding                                                     33,330            33,330
  Paid-in capital                                                                          23,071,872        23,071,872
  Retained earnings                                                                        22,347,425        18,674,613
  Accumulated other comprehensive income                                                    1,391,221         5,333,000
  Treasury stock 376,000 and 16,500 shares in
   2002 and 2001, respectively, at cost                                                    (4,572,121)         (192,995)
                                                                                ---------------------     -------------
    TOTAL STOCKHOLDERS' EQUITY                                                             42,271,727        46,919,820
                                                                                ---------------------     -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $          55,154,736     $  64,019,330
                                                                                =====================     =============


See accompanying notes to unaudited condensed consolidated financial statements.

NWH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
-------------------------------------------------------------------------------

                                                                FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                   ENDED JULY 31,                 ENDED JULY 31,
                                                                2002             2001           2002           2001
                                                        -----------------   -------------  -------------   ------------
Services revenue                                        $       2,961,599   $   3,070,199  $   8,936,154   $  9,198,784
                                                        -----------------   -------------  -------------   ------------
Cost of services                                                1,315,502       1,818,467      4,036,225      5,323,844
Professional fees                                                 149,456         121,653        471,610        470,201
General and administrative                                      1,415,079       1,692,769      4,209,088      5,883,635
Depreciation and amortization                                     187,282         258,539        571,740        833,990
                                                        -----------------   -------------  -------------   ------------
                                                                3,067,319       3,891,428      9,288,663     12,511,670
                                                        -----------------   -------------  -------------   ------------
Loss from operations                                             (105,720)       (821,229)      (352,509)    (3,312,886)
                                                        -----------------   -------------  -------------   ------------
Other income (expense):
  Gain on securities transactions, net                          1,842,761         966,034      5,089,568      7,069,747
  Dividend income                                                  96,728          91,892        307,112        304,176
  Interest income                                                 128,039         445,513        307,976      1,389,687
  Interest expense                                                (24,295)        (31,484)       (79,335)       (78,372)
                                                        -----------------   -------------  -------------   ------------
                                                                2,043,233       1,471,955      5,625,321      8,685,238
                                                        -----------------   -------------  -------------   ------------
Income before provision for
  income taxes and cumulative effect of change
  in accounting for written call options                        1,937,513         650,726      5,272,812      5,372,352

Provision for income taxes                                        500,000         125,000      1,600,000      1,425,000
                                                        -----------------   -------------  -------------   ------------
Income before cumulative effect of a change in
  accounting for written call options                           1,437,513         525,726      3,672,812      3,947,352

Cumulative effect of a change in accounting for
  written call options, net of income taxes of
  ($1,514,667)                                                          -               -              -     (2,812,000)
                                                        -----------------   -------------  -------------   ------------
    NET INCOME                                          $       1,437,513   $     525,726    $ 3,672,812   $  1,135,352
                                                        =================   =============    ===========   ============
Net income per common share:
  Basic                                                 $            0.47   $        0.16    $      1.17   $       0.34
                                                        =================   =============    ===========   ============
  Diluted                                               $            0.47   $        0.16    $      1.17   $       0.34
                                                        =================   =============    ===========   ============

Weighted average number of common shares outstanding:
  Basic                                                         3,043,959       3,333,000      3,141,277      3,333,000
                                                        =================   =============    ===========   ============
  Diluted                                                       3,043,959       3,333,000      3,141,277      3,333,000
                                                        =================   =============    ===========   ============

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
-------------------------------------------------------------------------------

                                                                  FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                                     ENDED JULY 31,                ENDED JULY 31,
                                                                   2002            2001          2002           2001
                                                               ------------   -----------    ------------   ------------
Net income                                                     $  1,437,513   $   525,726    $  3,672,812   $  1,135,352

Other comprehensive income:
  Cumulative effect of a change in
   accounting for written call options, net of income
   taxes of $1,514,667                                                    -             -                      2,812,000
  Net unrealized holding loss on marketable
   securities arising during the period, net of
   income taxes of ($630,613), ($371,780),
   and ($2,026,240) and ($1,082,216), respectively               (1,237,134)     (662,228)     (3,656,226)    (1,981,627)
  Reclassification adjustment for gains recognized
   in net income, net of income taxes of ($104,388)
   $0, ($153,760) and ($1,209,968), respectively                   (193,863)            -        (285,553)    (1,924,161)
                                                               ------------   -----------    ------------  -------------
    OTHER COMPREHENSIVE LOSS                                     (1,430,997)     (662,228)     (3,941,779)    (1,093,788)
                                                               ------------   -----------    ------------  -------------
    COMPREHENSIVE INCOME (LOSS)                                $      6,516   $  (136,502)   $   (268,967)  $     41,564
                                                               ============   ===========    ============   ============

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
-------------------------------------------------------------------------------

                                                                                       FOR THE NINE MONTHS ENDED
                                                                                               JULY 31,
                                                                                       2002                2001
Cash flows from operating activities:
  Net income                                                                         $   3,672,812      $    1,135,352
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                                                        827,111             973,327
      Loss on exiting satellite programming uplink operations                                    -             532,020
      (Accretion) amortization of interest income                                           (8,562)             44,364
      Gain on securities transactions, net                                              (1,246,726)         (4,756,390)
      Unrealized gain on securities transactions                                        (3,842,842)            (35,224)
      Deferred income taxes                                                                125,000             (39,667)
      Bad debt expense                                                                      16,255                   -
  Net changes in assets and liabilities:
    Trade and other receivables                                                            143,008            (750,628)
    Prepaid expenses and other current assets                                              (70,262)            (50,949)
    Investments and other assets                                                            47,033              67,389
    Accounts payable and accrued expenses                                                 (525,891)            159,723
    Current income taxes payable                                                           975,000            (278,130)
                                                                                     -------------      --------------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                111,936          (2,998,813)
                                                                                     -------------      --------------
Cash flows from investing activities:
  Acquisition of property and equipment                                                   (794,565)         (1,517,234)
  Proceeds from sale of property and equipment                                                   -             219,722
  Acquisition of marketable equity securities                                           (7,314,450)        (38,925,572)
  Proceeds from sale of marketable equity securities                                    26,294,185          41,748,988
  Proceeds from sale of marketable securities - short sale                               2,006,967           4,109,479
  Acquisition of marketable securities - short sale                                     (3,966,003)         (4,697,965)
  Acquisition of common stock of ENS                                                      (790,070)                  -
                                                                                     -------------      --------------
        NET CASH PROVIDED BY INVESTING ACTIVITIES                                       15,436,064             937,418
                                                                                     -------------      --------------
Cash flows from financing activities:
  Acquisition of treasury stock                                                         (4,379,126)                  -
  Borrowing of short-term debt                                                             100,000                   -
  Principal payments of debt                                                              (288,605)            (97,097)
                                                                                     -------------      --------------
        NET CASH USED IN FINANCING ACTIVITIES                                           (4,567,731)            (97,097)
                                                                                     -------------      --------------
Net increase (decrease) in cash and cash equivalents, end of period                     10,980,269          (2,158,492)

Cash and cash equivalents, beginning of period                                          19,231,683          11,520,876
                                                                                    --------------      --------------
        CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $   30,211,952      $    9,362,384
                                                                                    ==============      ==============
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                            $       24,295      $       78,372
  Cash paid for income taxes                                                        $      500,000      $      302,500
  Assets acquired under capital lease obligations                                   $            -      $      447,085

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
-------------------------------------------------------------------------------



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

         Certain reclassifications have been made in prior period's financial statements to conform to classifications used in the current period.

2.       NEW ACCOUNTING PRONOUNCEMENTS

         In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement defines the accounting for long-lived assets to be held and used, assets held for sale and assets to be disposed of by other than sale and is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of this pronouncement to have a material effect on the earnings or financial position of the Company.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)". SFAS No. 146 replaces Issue 94-3. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this pronouncement to have a material effect on the earnings or financial position of the Company.

3.       MARKETABLE SECURITIES

         Components of the available-for-sale marketable securities as of July 31, 2002 are as follows:

                                                UNREALIZED
                                                  HOLDING                FAIR
                                COST                GAIN                 VALUE
BellSouth common stock      $  12,217,066      $   2,111,222       $    14,328,288
                            =============      =============       ===============


         Included on the balance sheet are call options written on BellSouth, common stock as of July 31, 2002 at a fair value of $2,333,286 representing contracts for 500,000 shares. Also included on

NWH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
-------------------------------------------------------------------------------

         the balance sheet are short sales of BellSouth common stock as of July 31, 2002 at a fair value of $1,342,500, representing 50,000 shares.

4.       GOODWILL

         Effective November 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142," Goodwill and Other Intangible Assets. Under the new pronouncements, goodwill and intangible assets that have an indefinite useful life will no longer be amortized but will be subject to at least an annual impairment test in accordance with the statement. Other intangible assets that have finite useful lives will continue to be amortized over their useful life.

         The Company completed the first step of the transitional goodwill impairment test and did not record an impairment charge as a result.

         In accordance with SFAS 142, a reconciliation of the previously reported net income and net income per share amounts adjusted for the exclusion of goodwill amortization, net of any related income tax effect, is as follows:

                                                            FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                               ENDED JULY 31,               ENDED JULY 31,
                                                            2002           2001          2002          2001
                                                        -------------   ----------    ------------   ------------
Reported net income                                     $   1,437,513   $  525,726    $  3,672,812   $  1,135,352
Goodwill amortization, net of tax                                   -       46,242               -        138,725
                                                        -------------   ----------    ------------   ------------
    Adjusted net income                                     1,437,513      571,968       3,672,812      1,274,077
                                                        -------------   ----------    ------------   ------------
Basic weighted average common shares outstanding            3,043,959    3,333,000       3,141,277      3,333,000
                                                        -------------   ----------    ------------   ------------
Basic net income per common share:
  Reported net income                                            0.47         0.16            1.17           0.34
  Goodwill amortization, net of tax                                 -         0.01               -           0.04
                                                        -------------   ----------    ------------   ------------
    Adjusted net income                                          0.47         0.17            1.17           0.38
                                                        -------------   ----------    ------------   ------------
Diluted weighted average common shares outstanding          3,043,959    3,333,000       3,141,277      3,333,000
                                                        -------------   ----------    ------------   ------------
Diluted net income per common share:
  Reported net income                                            0.47         0.16            1.17           0.34
  Goodwill amortization, net of tax                                 -         0.01               -           0.04
                                                        -------------   ----------    ------------   ------------
    Adjusted net income                                          0.47         0.17            1.17           0.38
                                                        -------------   ----------    ------------   ------------

5.       ENS

         On December 7, 2001, the Company acquired 1,774,333 shares of the voting common stock of ENS from a stockholder for $500,000 in cash and $200,000 in the form of a contingent note. On June 27, 2002, the Company acquired 586,000 shares of the voting common stock of ENS from two shareholders for a total of $290,070 in cash. This increases the Company's ownership to 94% of the outstanding common stock (assuming conversion of its preferred stock), and with additional voting rights, 99% control of ENS.

NWH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
-------------------------------------------------------------------------------

6.       CAPITAL STOCK

         For the nine months ended July 31, 2002, the Company acquired 359,500 shares of its common stock for $4,379,126 under a plan that permits the acquisition of up to 20% of the Company's stock.

7.       SEGMENT INFORMATION

         The Company currently operates in two operating segments: the holding company, including certain investments which are not currently material; and its investment in ENS.

                                                           NWH AND
                                                           OTHER              ENS               TOTAL
THREE MONTHS ENDED JULY 31, 2002

Revenues:
  Service                                            $            -      $   2,961,599    $   2,961,599
Expenses:
  Cost of services, professional fees, and
    general and administrative                             (480,461)        (2,399,576)      (2,880,037)
  Depreciation and amortization                                (870)          (186,412)        (187,282)
                                                     --------------      -------------    -------------
(Loss) income from operations                        $     (481,331)     $     375,611    $    (105,720)
                                                     ==============      =============    =============
Capital expenditure for property and equipment       $            -      $     335,832    $     335,832
                                                     ==============      =============    =============
THREE MONTHS ENDED JULY 31, 2001

Revenues:
  Service                                            $       16,906      $   3,053,293    $   3,070,199
Expenses:
  Cost of services, professional fees, and
    general and administrative                             (548,826)        (3,084,063)      (3,632,889)
  Depreciation and amortization                             (15,198)          (243,341)        (258,539)
                                                     --------------      -------------    -------------
Loss from operations                                 $     (547,118)     $    (274,111)   $    (821,229)
                                                     ==============      =============    =============
Capital expenditure for property and
  equipment                                          $            -      $   1,434,659    $   1,434,659
                                                     ==============      =============    =============

NWH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
-------------------------------------------------------------------------------

                                                                NWH AND
                                                                  OTHER              ENS           TOTAL
NINE MONTHS ENDED JULY 31, 2002

Revenues:
  Service                                                  $        2,205     $  8,933,949     $   8,936,154
Expenses:
  Cost of services, professional fees, and
    general and administrative                                 (1,310,251)      (7,406,672)       (8,716,923)
  Depreciation and amortization                                    (8,151)        (563,589)         (571,740)
                                                           --------------     ------------     -------------
(Loss) income from operations                              $   (1,316,197)    $    963,688     $    (352,509)
                                                           ==============     ============     =============
Total assets                                               $   46,500,937     $  8,653,799     $  55,154,736
                                                           ==============     ============     =============
Capital expenditure for property and equipment             $            -     $    794,565     $     794,565
                                                           ==============     ============     =============
NINE MONTHS ENDED JULY 31, 2001

Revenues:
  Service                                                  $       21,836     $  9,176,948     $   9,198,784
Expenses:
  Cost of services, professional fees, and
    general and administrative                                 (2,078,757)      (9,598,923)      (11,677,680)
  Depreciation and amortization                                   (92,146)        (741,844)         (833,990)
                                                           --------------     ------------     -------------
Loss from operations                                       $   (2,149,067)    $ (1,163,819)    $  (3,312,886)
                                                           ==============     ============     =============
      TOTAL ASSETS                                         $   58,644,641     $  7,859,109     $  66,503,750
                                                           ==============     ============     =============

Capital expenditure for property and equipment             $            -     $  1,964,319     $   1,964,319
                                                           ==============     ============     =============

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

         In excess of 20,000 providers are connected to our e-commerce and Internet services and, through our payer contracts, we currently conduct daily paper to e-commerce claim conversion for another 185,000 healthcare providers. Our revenues are generated from payers, physicians, other providers and strategic partners through recurring subscriptions, flat or per transaction fees and revenue sharing. As of September 10, 2002, we were connected to over 1,000 commercial healthcare plans, managed care organizations and Blue Cross/Blue Shield plans, as well as Medicare, Medicaid and CHAMPUS.

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

     Health-e Network(R) includes the following:

(-) HEALTHCARE E-COMMERCE TRANSACTIONS PROCESSING ENS delivers multiple applications that enable healthcare providers easily to conduct key healthcare transactions with many payers. ENS provides these e-commerce applications through the Internet and on multiple operating systems. ENS also delivers transaction processing capabilities to strategic partners, such as medical management companies, who with their own software, access payers to conduct electronic business transactions via use of ENS' Application Programming Interface (API). ENS currently processes and routes medical and hospital claims, eligibility requests and responses, claims status, claims tracking, claim payment remittance information, reporting, referral and authorization transactions. ENS plans to support all of the HIPAA defined transactions and deliver to providers various methods of conducting those transactions with payers.

(-) PROVIDER CONNECTIVITY (XPEDITE(TM)) enables ENS to identify the paper and manual transaction volumes of a payer's provider groups, target high paper submitters, track internal progress, and market specifically to selected healthcare transaction submitters. Based on payer specific criteria, ENS assigns different levels of internal resources to convert these providers to electronic business processes with the payer. The Xpedite(TM) conversion program then goes beyond the sales process and combines efforts of all ENS internal departments. The purpose of Xpedite(TM) is to connect providers on behalf of payer organizations to make the participants more efficient through e-commerce.

(-) AUTOMATED DOCUMENT SERVICES(TM) (ADS(TM)) provides payers the complete front-end handling and conversion (imaging/scanning) of paper claims forms to an e-commerce format. Paper claims still constitute from 55-60% of provider claims volume industry-wide to commercial payers. As the claims are converted to an electronic format, ENS captures the names of all paper-submitting providers in order to convert them for other e-commerce products and services with the payer's support. Utilization of Health-e Network(R) (which includes ADS(TM)) provides a payer with the opportunity to have 100% e-commerce claims receipts. With ENS as their partner and core e-commerce strategy implementer, payers can increase e-commerce transactions from their provider constituency.

(-) PRE-ADJUDICATION SOFTWARE SYSTEM(TM) (PASS(TM)) provides a single, HIPAA-compliant connectivity entry point to a payer for all claims transactions, including transactions received via the Internet, through private e-commerce networks, and received on paper. PASS(TM) channels the claims by utilizing customized and algorithm-based logic, and conducts the vital claims processing function of provider and member matching, including real-time eligibility verification, a critical payer requirement for increased claims paying accuracy and efficiency. ENS' PASS(TM) is an open, flexible solution that is used with the vast majority of today's payer operating environments.

(-) ELIGIBILITY is an ENS service that provides physician practices with immediate access to participating payers plus various regional and governmental payers for determining member plan eligibility. This service is delivered over the Internet and receives constant updating.

(-) ELECTRONIC CLAIMS TRACKING (ECT(TM)) provides immediate Internet-based tracking of both e-commerce claims and, for those payers utilizing Health-e Network(R), up-dated status on the paper claims that have been converted to an e-commerce format. ENS believes that this is the first tool that affords providers the opportunity to utilize an Internet application to track claims forwarded to payers electronically.

(-) DIRECT-PAYEr E-COMMERCE provides network connectivity for HIPAA-defined transactions to and from payer organizations from existing physicians and gateways.

(-) CUSTOMER SERVICE. As an adjunct to its transaction processing services, we maintain customer service facilities with help desks for real-time customer inquiries. We offer on-line and personal technical support. Client support employs a modern call tracking and response system that is directly connected to the processing center.

         In addition to ENS, the Company continues its business of acquiring controlling interests in telecommunications, healthcare and other strategically linked areas. The Company may acquire or invest in other businesses.

Forward-Looking Statements

         Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. See "Special Note Regarding Forward-Looking Statements" and Exhibit 99 in the Company's Report on Form 10-K for the year ended October 31, 2001, and the Financial Statements.

RESULTS OF OPERATIONS

The following sets forth results of operations for the Company. See below for a more detailed discussion of ENS results of operations.

Nine months ended July 31, 2002 as compared to nine months ended July 31, 2001:

Services Revenue:
Services revenue decreased from $9,198,784 for the nine months ended July 31, 2001 to $8,936,154 for the nine months ended July 31, 2002, primarily reflecting ENS' reduced volumes of paper processing, and related decrease in sales of those services, as we succeeded in shifting providers from paper claims to electronic submissions.

Cost of Services:
Cost of services decreased from $5,323,844 for the nine months ended July 31, 2001 to $4,036,225 for the nine months ended July 31, 2002 as a result of improved efficiency of operations at ENS and reduced paper claims operations. Included in Cost of Services for the nine months ended July 31, 2002 and July 31, 2001 is amortization of software costs of $255,371 and $139,337, respectively.

Professional Fees:
Professional fees increased slightly from $470,201 in the nine months ended July 31, 2001 to $471,610 in the nine months ended July 31, 2002 as a result of steady levels of activity.

General and Administrative:
General and administrative expense decreased from $5,883,635 in the nine months ended July 31, 2001 to $4,209,088 in the nine months ended July 31, 2002, primarily as a result of improved efficiency of operations and decrease in sales commissions relating to reductions in less profitable services at ENS.

Depreciation and Amortization:
Depreciation and amortization decreased from $833,990 in the nine months ended July 31, 2001 to $571,740 in the nine months ended July 31, 2002, primarily due to a reduction of approximately $213,000 in amortization of goodwill as compared to the prior period resulting from our adoption of FASB 142.

Loss from Operations:
As a result of the foregoing events, loss from operations decreased from ($3,312,886) for the nine months ended July 31, 2001 to ($352,509) for the nine months ended July 31, 2002.

Gain on Securities Transactions, net:
Gain on securities transactions, net, decreased from gain of $7,069,747 for the nine months ended July 31, 2001 to gain of $5,089,568 for the nine months ended July 31, 2002, representing the net results of option and short sale liabilities and settlements and realized gains from the sale of BellSouth common stock. Under Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," unrealized gains and losses related to options and short sales are recorded in the Statement of Operations. Further, unrealized gains and losses on BellSouth common stock, are recorded through Other Comprehensive Income (Loss) and are only recorded in the Statement of Operations when realized upon ultimate sale. The unrealized loss on Bell South common stock, reflected in Other Comprehensive Loss, net of income taxes, for the nine months ended July 31, 2002 was ($3,656,226) as compared to ($1,981,627) for the nine months ended July 31, 2001.

Interest and Dividend Income:
Interest income decreased from $1,389,687 for the nine months ended July 31, 2001 to $307,976 for the nine months ended July 31, 2002, primarily because high yielding investments matured and were reinvested at lower market interest rates. In addition, we reduced our cash investments because of the repurchase of our common stock and changes in cash levels relating to option and short positions on BellSouth common stock.

Interest Expense:
Interest expense increased slightly from $78,372 in the nine months ended July 31, 2001 to $79,335 in the nine months ended July 31, 2002, primarily due to a small increase in the average amount of debt outstanding at ENS during the period. Capital lease obligations decreased during the period but were offset by an increase in other debt.

Income Before Provision for Income Taxes and Cumulative Effect of a Change in Accounting for Written Call Options:
We realized income before provision for income taxes and cumulative effect of a change in accounting for written call options of $5,372,352 for the nine months ended July 31, 2001, as compared to income before provision for income taxes and cumulative effect of a change in accounting for written call options of $5,272,812 for the nine months ended July 31, 2002, primarily as a result of the decrease in the (Loss) from Operations offset by lower gains on options and short positions and sales as described above.

Provision for Income Taxes:
Provision for income taxes was $1,600,000 for the nine months ended July 31, 2002, as compared to a provision for income taxes of $1,425,000 for the nine months ended July 31, 2001.

Income before Cumulative Effect of Change in Accounting for Written Call
Options:
Net income before cumulative effect of change in accounting method decreased from $3,947,352 for the nine months ended July 31, 2001 to $3,672,812 for the nine months ended July 31, 2002, as a result of the foregoing events.

Cumulative Effect of a Change in Accounting for Written Call Options:
Cumulative effect of a change in accounting for written call options net of taxes of ($1,514,667) was ($2,812,000) for 2001 as a result of the adoption of FAS 133.

Net Income:
Net income increased from $1,135,352 for the nine months ended July 31, 2001 to $3,672,812 for the nine months ended July 31, 2002 as a result of the foregoing events.

Three months ended July 31, 2002 as compared to three months ended
July 31, 2001:

Services Revenue:
Services revenue decreased from $3,070,199 in the three months ended July 31, 2001 to $2,961,599 in the three months ended July 31, 2002, primarily reflecting ENS' reduced volumes of paper processing, and related decrease in sales of those services, as we succeeded in shifting providers from paper claims to electronic submissions.

Cost of Services:
Cost of services decreased from $1,818,467 in the three months ended July 31, 2001 to $1,315,502 in the three months ended July 31, 2002, primarily as a result of improved efficiency of operations at ENS and reduced paper claims operations. Included in Cost of Services for the three months ended July 31, 2002 and

July 31, 2001 is amortization of software costs of $101,942 and $74,731, respectively.

Professional Fees:
Professional fees increased from $121,653 in the three months ended July 31, 2001 to $149,456 in the three months ended July 31, 2002, as a result of normal corporate activity and stockholder issues.

General and Administrative:
General and administrative expenses decreased from $1,692,769 in the three months ended July 31, 2001 to $1,415,079 in the three months ended July 31, 2002, primarily as a result of improved efficiency of operations at ENS and decrease in sales commissions relating to reductions in less profitable services at ENS.

Depreciation and Amortization:
Depreciation and amortization decreased from $258,539 in the three months ended July 31, 2001 to $187,282 in the three months ended July 31, 2002, primarily due to a reduction of approximately $71,000 in amortization of goodwill as compared to the prior period resulting from our adoption of FASB 142.

Loss from Operations:
As a result of the foregoing events, loss from operations improved from a loss of ($821,229) in the three months ended July 31, 2001 to ($105,720) in the three months ended July 31, 2002.

Gain on Securities Transactions, Net:
We realized a net gain on securities transactions for the three months ended July 31, 2002 of $1,842,761 as compared to a net gain for the three months ended July 31, 2001 of $966,034, representing the net results of option and short sale liabilities. Under Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," unrealized gains and losses related to options and short sales are recorded in the Statement of Operations. Further, unrealized gains and losses on BellSouth common stock, are recorded through Other Comprehensive Income (Loss) and are only recorded in the Statement of Operations when realized upon ultimate sale. The effect of unrealized loss on marketable securities reflected in Other Comprehensive Loss, net of related income taxes, amounts to ($1,237,134) at July 31, 2002 and ($662,228) at July 31, 2001, representing the unrealized loss in the BellSouth common stock.

Interest and Dividend Income:
Interest income decreased from $445,513 in the three months ended July 31, 2001 to $128,039 in the three months ended July 31, 2002, primarily because high yielding investments matured and were reinvested at lower interest rates. In addition, we reduced our cash investments because of the repurchase of our common stock and changes in cash levels relating to option and short positions on BellSouth common stock.

Interest Expense:
Interest expense decreased from $31,484 in the three months ended July 31, 2001 to $24,295 in the three months ended July 31, 2002, primarily due to a decrease in capital lease obligations at ENS.

Income before Provision for Income Taxes and Cumulative Effect of a Change in Accounting for Written Call Options:
We realized gain before provision for income taxes and cumulative effect of a change in accounting for written call options of $1,937,513 for the three months ended July 31, 2002, as compared to a gain of $650,726 for the three months ended July 31, 2001, primarily as a result of the decrease in the (Loss) from Operations offset by lower gains on options and short positions and sales as described above.

Provision for Income Taxes:
The provision for income taxes was $500,000 for the three months ended July 31, 2002, as compared to a provision for income taxes of $125,000 for the three months ended July 31, 2001.

Income before Cumulative Effect of Change in Accounting for Written Call
Options:
Net income before cumulative effect of change in accounting method increased from $525,726 for the three months ended July 31, 2001 to $1,437,513 for the three months ended July 31, 2002, as a result of the foregoing events.

Net Income:
Net income increased from $525,726 for the three months ended July 31, 2001 to $1,437,513 for the three months ended July 31, 2002, as a result of the foregoing events.

ENS--RESULTS OF OPERATIONS:

ENS - Nine months ended June 30, 2002 as compared to nine months ended June 30, 2001:

Services Revenue:
Services revenue decreased slightly from $9,176,948 for the nine months ended June 30, 2001 to $8,933,949 for the nine months ended June 30, 2002 (or approximately 2.7%), primarily reflecting ENS' reduced volumes of paper processing, and related decrease in sales of those services, as we succeeded in shifting providers from paper claims to electronic submissions. Shifting claims from paper to e-commerce reduces overall revenue as the revenue per claim for e-commerce is less than paper; however, the shift from paper claims increases efficiency for both payers and providers and, for ENS, generates significantly higher gross profit per claim. While two large customers reduced the amount of paper claims submitted, ENS has increased its number of direct e-commerce connections with payers and increased its number of direct provider connections by 37% since June 30, 2001.

Cost of Services:
Cost of services decreased from $5,320,963 in the nine months ended June 30, 2001 to $4,036,225 in the nine months ended June 30, 2002 (or approximately 24.1%), as a result of cost containment measures and reduced paper claims operations. The decrease was substantially higher, in proportion, than the decrease in services revenue because of implementation of our business model, including a controlled growth program with less marketing, with most of the decrease in costs concentrated in less profitable services. Included in Cost of Services for the nine months ended July 31, 2002 and July 31, 2001 is amortization of software costs of $255,371 and $139,337, respectively.

General and Administrative:
General and administrative expense decreased from $4,190,711 in the nine months ended June 30, 2001 to $3,299,397 in the nine months ended June 30, 2002 (or approximately 21.3%) as a result of cost containment measures.

Depreciation and Amortization:
Depreciation and amortization decreased from $741,844 in the nine months ended June 30, 2001 to

$563,589 in the nine months ended June 30, 2002 (or approximately 24.0%), due to a reduction of approximately $213,000 in amortization of goodwill as compared to the prior period from our adoption of FASB 142.

Income (loss) from Operations:
As a result of the foregoing, income from operations increased from a loss of ($1,163,819) for the nine months ended June 30, 2001 to income of $963,688 for the nine months ended June 30, 2002, reflecting the full implementation of our business model, including cost containment, reduced marketing and related reduction of less profitable lines of business. We believe ENS will continue its performance through 2002 and 2003.

Interest Expense:
Interest expense, exclusive of interest payable to NWH, increased from $77,131 in the nine months ended June 30, 2001 to $79,335 (or approximately 2.9%) in the nine months ended June 30, 2002, primarily due to an increase in the average amount of debt outstanding at ENS during the period. Capital lease obligations decreased during the period but were offset by an increase in other debt. For the nine months ended June 30, 2002, $366,000 of interest expense was payable by ENS to NWH and was eliminated in consolidation.

EBITDA:
EBITDA increased from ($282,638) for the nine months ended June 30, 2001 to $1,782,648 for the nine months ended June 30, 2002 as a result of lower costs as a percent of revenue, as discussed above. We provide EBITDA (earnings before interest, taxes, depreciation and amortization) information as a guide to the operating performance of ENS. EBITDA, which is not a term recognized under generally accepted accounting principles, is calculated as the (Loss) Income from Operations plus Depreciation and Amortization. Included in depreciation and amortization for the purpose of calculating EBITDA is amortization of software costs, which is included in Cost of Services. EBITDA as calculated by the Company may not be comparable to calculations of similarly titled items reported by other companies.

Three months ended June 30, 2001 as compared to three months ended
June 30, 2002:

Services Revenue:
Services revenue decreased slightly from $3,053,293 in the three months ended June 30, 2001 to $2,961,599 in the three months ended June 30, 2002 (or approximately 3.0%), primarily reflecting ENS' reduced volumes of paper processing, and related decrease in sales of those services, as we succeeded in shifting providers from paper claims to electronic submissions. Shifting claims from paper to e-commerce reduces overall revenue as the revenue per claim for e-commerce is less than paper; however, the shift from paper claims increases efficiency for both payers and providers and, for ENS, generates significantly higher profit per claim. While two large customers reduced the amount of paper claims submitted, ENS has increased its number of direct e-commerce connections with payers and increased its number of direct provider connections by 37.3% since June 30, 2001.

Cost of Services:
Cost of services decreased from $1,824,464 in the three months ended June 30, 2001 to $1,315,502 in the three months ended June 30, 2002 (or approximately 27.9%), as a result of cost containment measures and reduced paper claims operations. The decrease was substantially higher, in proportion, than the decrease in services revenue because of implementation of our business model, including a controlled growth program with a lower cost marketing program, with most of the decrease in costs relating to less profitable services. Included in Cost of Services for the three months ended July 31, 2002 and July 31, 2001 is amortization of software costs of $101,942 and $74,731, respectively.

General and Administrative:
General and administrative expense decreased from $1,267,246 in the three months ended June 30, 2001 to $1,059,024 in the three months ended June 30, 2002 (or approximately 16.4%) primarily as a result of improved efficiency of operations and a variety of cost containment measures.

Depreciation and Amortization:
Depreciation and amortization decreased from $243,341 in the three months ended June 30, 2001 to $186,412 in the three months ended June 30, 2002 (or approximately 23.4%), primarily due to a reduction of approximately $71,000 in amortization of goodwill as compared to the prior period from our adoption of FASB 142.

Income (Loss) from Operations:
As a result of the foregoing events, income from operations increased from a loss of ($274,111) in the three months ended June 30, 2001 to income of $375,611 in the three months ended June 30, 2002, due to the full implementation of our business model, including cost containment and a decrease in costs relating to less profitable operations. We believe ENS will continue its performance through 2002 and 2003.

Interest Expense:
Interest expense, exclusive of interest payable to NWH, decreased from $30,243 in the three months ended June 30, 2001 to $24,295 (or approximately 19.7%) in the three months ended June 30, 2002, due to a decrease in capital lease obligations. For the three months ended June 30, 2002, $126,000 of interest expense was payable by ENS to NWH and

EBITDA:
EBITDA increased from $43,961 for the three months ended June 30, 2001 to $663,965 for the three months ended June 30, 2002, primarily as a result of lower cost of services as a percent of revenue, as discussed above. We provide EBITDA (earnings before interest, taxes, depreciation and amortization) information as a guide to the operating performance of ENS. EBITDA, which is not a term recognized under generally accepted accounting principles, is calculated as the (Loss) Income from Operations plus Depreciation and Amortization. Included in depreciation and amortization for the purpose of calculating EBITDA is amortization of software costs, which is included in Cost of Services. EBITDA as calculated by the Company may not be comparable to calculations of similarly titled items reported by other companies.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 31, 2002, we had approximately $44.5 million in cash and marketable securities, as well as our interest in ENS and other investments. Our assets have been used for, and are currently reserved to fund acquisitions of healthcare e-commerce investments, telecommunications assets, media businesses, development of our other businesses and development and acquisition of new technologies and businesses in other areas. Such amount, with earnings thereon including proceeds from sale of BellSouth common stock and related derivatives, is expected to be sufficient to implement this business plan through July 2003, or for a shorter period if we determine to invest a substantial portion of our assets in major acquisitions, equity investments or stock repurchases. We actively seek to acquire or invest in healthcare e-commerce, other businesses in telecommunications, media or in unrelated areas. We may also dispose of assets from time to time.
We have no specific arrangements with respect to any such acquisitions, dispositions or investments at the present time. There can be no assurance that any such acquisitions, dispositions or investments will be made.

         Our board of directors authorized the repurchase of up to 20% of our common stock because we believe, under current market conditions, the repurchase is a favorable investment. The repurchased shares will also be available for issuance upon exercise of outstanding options. Between September, 2001 and July 31, 2002, we repurchased 376,000 shares for an aggregate cost of $4,572,121.

         During the three months ended July 31, 2002, we settled part of our option liabilities on BellSouth common stock. While we continue to review our holdings of BellSouth common stock and from time to time have sold and purchased shares and options of these holdings, we have not yet determined whether we will sell or hedge our remaining BellSouth securities in the near future or how we will invest the proceeds of any such transaction.

         In the three months ended July 31, 2002, interest receivable by the Company from ENS increased by $128,152 to $1,302,735 at July 31, 2002, for a total outstanding loan to the Company of $6,482,735, including accrued interest. The outstanding balance under this loan agreement including interest has been eliminated from the consolidated Financial Statements. During the third quarter of 2002, the Company spent $335,832 on fixed assets, including $287,788 for internally developed software and $48,044 for computer equipment required for increased claims processing and the development of Xpedite, our provider targeting and tracking system. We purchased an additional 2.5% of ENS from former officers in July 2002 for $290,070 and currently own 94% of the diluted common stock of ENS.

         Operating overhead costs of ENS have decreased as a result of cost cutting measures and production efficiencies gained. We anticipate increased revenues in the near future. The combination of these factors going forward will improve overall profitability, allowing ENS to sustain itself on cash flows from its operations without further investment from NWH.

ENS - LIQUIDITY AND CAPITAL RESOURCES:

         ENS' losses have been financed principally through equity investments by the Company and loans from the Company, which loans aggregated $6,438,985 through June 30, 2002 (including accrued interest of $1,258,985). ENS plans additional investment in its technology enhancements, including further development and implementation of Xpedite, its full contact management operating system; its Internet claims processing system; Web Enrollment, a remote Internet based technology to enroll customers at time of sale; ECT, an Internet based full claims tracking system; additional payer connectivity; and enhancements to broaden the transactions processing infrastructure.

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

Changes in prevailing interest rates and stock price of BellSouth will cause the yield on our investments and the costs of shorts and options to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and marketable securities (other than BellSouth common stock and related shorts and options) in commercial paper, non-government debt securities, money market funds, highly liquid U.S. Treasury notes and federal agency notes and other low risk investments. We view these high grade securities within our portfolio as having similar market risk characteristics. The weighted-average interest rate of the portfolio was 1.8% at July 31, 2002.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)". SFAS No. 146 replaces Issue 94-3. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this pronouncement to have a material effect on the earnings or financial position of the Company.

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

Item 4.           Submission of Matters to a Vote of Security Holders.


      At its Annual Meeting of Stockholders held on August 9, 2002, the Company's stockholders approved and ratified the following actions:

      1.    Election of Directors:

      The following individuals were re-elected as Class II directors of the
      Corporation:


                                   Number of                Number of
                                   Votes for              Votes Withheld
                                   ---------              --------------
      Michael A. McManus, Jr.      2,876,524                      62,663
      Vincent Tese                 2,642,525                     297,180


      to serve until the 2005 Annual Meeting of Stockholders and until their respective successors have been elected and qualified.

      2. 2,939,187 shares of all shares entitled to vote were voted in favor of, and 0 votes were withheld for, the appointment of PricewaterhouseCoopers L.L.P. as independent auditors of the Company until the next Annual Meeting of Stockholders.

Item 5.           Other Information.

                                    Not applicable.

Item 6.           Exhibits and Reports on Form 8-K.

                                    (a)     Exhibits:

                                            Exhibit 99:
                                            Press Release, dated August 9, 2002

                                    (b)     Reports on Form 8-K:
                                            None.

                                SIGNATURES



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: September 12, 2002


                                   NWH, INC.
                                   -----------
                                                (Registrant)

                                   By:  /s/ TERRENCE S. CASSIDY
                                      -------------------------
                                   Terrence S. Cassidy, President and Principal
                                   Accounting Officer

                                  CERTIFICATION

I, Terrence S. Cassidy, Principal Executive Officer and Principal Financial Officer of NWH, Inc. ("NWH"), certify that, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in my capacity as an officer of NWH that, to my knowledge, the Quarterly Report of NWH on Form 10-Q for the period ended July 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of NWH, and further,

I, Terrence S. Cassidy, as Principal Executive Officer and Principal Financial Officer of NWH, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of the registrant, NWH, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002                    By:/s/ TERRENCE S. CASSIDY
                                               -----------------------
                                               Terrence S. Cassidy
                                               Principal Executive Officer and
                                               Principal Financial Officer