Form 10-K
period 2002-10-31
NWH INC
filed 2003-01-23
CIK 915016

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2002

Commission file number 0-23598

NWH, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	13-3735316 (IRS Employer Identification No.)
156 West 56th Street, Suite 2001, New York, New York 10019 (Address of principal executive offices and zip code)
(212) 582-1212 (Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.01 Par Value
Rights to Purchase Series A Junior Preferred Stock

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $36,171,240 as of January 9, 2003, based upon the last sales price per share of the Registrant's Common Stock, as reported on the Nasdaq National Market on such date. As of January 9, 2003, 2,920,100 shares of Common Stock, $.01 par value, of the Registrant were outstanding.

NWH, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2002

PART I

ITEM 1.    BUSINESS

The Company

        NWH, Inc. ("NWH" or the "Company", formerly National Wireless Holdings Inc.), a Delaware corporation organized on August 31, 1993, is an electronic commerce and communications company focusing primarily on acquisition and operation of telecommunications, e-commerce and other strategically linked businesses. The Company currently owns and operates Electronic Network Systems, Inc. ("ENS"), a business-to-business healthcare e-commerce data interchange company, providing links between healthcare providers and payers. In addition, the Company continues its business of acquiring controlling interests in telecommunications, healthcare and other strategically linked areas. The Company may acquire or invest in other businesses. In June 1997, the Company sold its wireless cable assets in Miami, Florida, in exchange for common stock of BellSouth Corporation.

        The Company's executive offices are located at 156 West 56th Street, Suite 2001, New York, New York 10019, telephone: (212) 582-1212.

Electronic Network Systems, Inc.

General

        NWH manages ENS and owns 94% of ENS' outstanding stock. ENS changed its name from Electronic Data Submission Systems, Inc. in December, 2001.

        ENS is a leading healthcare transactions-processing intermediary. At ENS, we execute a full-cycle suite of payer-driven services known as Health-e Network® that establishes a transactions processing environment for payers, physicians and other healthcare providers, including hospitals and laboratories. Our services, (1) create healthcare e-commerce connectivity between payers, physicians and other healthcare providers, (2) significantly reduce the volume of paper healthcare transactions and processing errors, and (3) set a clear migration path for payers, physicians and other healthcare providers to utilize Internet and Web-based applications and services effectively for greater operational efficiency. We believe Health-e Network® is one of the most effective services addressing the need to handle both paper and electronic transactions on behalf of its customers, to reduce or eliminate inefficient paper transactions and to conduct business electronically.

        In excess of 25,000 providers are connected to our e-commerce and Internet services and, through our payer contracts, we currently conduct daily paper to e-commerce claim conversion for another 185,000 healthcare providers. Our revenues are generated from payers, physicians, other providers and strategic partners through recurring subscriptions, flat or per transaction fees and revenue sharing. As of January 10, 2003, we were connected to over 1,000 commercial healthcare plans, managed care organizations and Blue Cross/Blue Shield plans, as well as Medicare, Medicaid and CHAMPUS.

        We focus on the current and future connectivity and transactions processing requirements of the healthcare industry. We provide healthcare providers with a secure infrastructure for web-based and private network transactions consisting of, among others, electronic medical claims processing, electronic claims tracking and patient eligibility verification. We also provide health care payers e-commerce connectivity with their provider constituency as well as paper claims conversion, pre-adjudication, reporting, education and marketing support to increase utilization of e-commerce in this industry. Our strategy for the future is to facilitate the migration of provider and payer clients from their current inefficient, non-integrated transactions processing environments to efficient, seamlessly integrated applications utilizing the transactions processing capabilities of Health-e Network®. Traditional applications linked to on-all-the-time Internet capabilities or Application Service Provider (ASP) environments will be able to route real-time transactions to and from all payers utilizing

Health-e Network®. We believe that the transition to these new levels of integrated transactions processing capabilities will drastically change how the business of healthcare is conducted among healthcare participants. We plan to continue to expand this transactions infrastructure as management believes these applications will evolve into viable and widely used systems over the next three to five years.

ENS Services—Health-e Network®

        Health-e Network® suite of services addresses 100% of the healthcare industry's transaction processing, both e-commerce and paper. As a provider of a full-cycle payer, physician and provider e-commerce suite of services, ENS developed these services to enhance the providers' and payers' administrative efficiency. The service offerings range from a front-end data capture/transmission software, to advanced pre-adjudication software, to simple mailroom services. ENS presently services over 1,000 payer clients for the e-commerce claims component of Health-e Network®and provides five payer organizations with the full suite of payer services.

        Health-e Network® includes the following:

  •
  Healthcare e-Commerce Transactions Processing    ENS delivers multiple applications that enable healthcare providers to conduct easily key healthcare transactions with many payers. ENS provides these e-commerce applications through the Internet and on multiple operating systems. ENS also delivers transaction processing capabilities to strategic partners, such as medical management companies, who with their own software, access payers to conduct electronic business transactions via use of ENS' Application Programming Interface (API). ENS currently processes and routes medical and hospital claims, eligibility requests and responses, claims status, claims tracking, claim payment remittance information, reporting, referral and authorization transactions. ENS plans to support all of the HIPAA defined transactions and deliver to providers various methods of conducting those transactions with payers.

  •
  Provider Connectivity (Xpedite™)    enables ENS to identify the paper and manual transaction volumes of a payer's provider groups, target high paper submitters, track internal progress, and market specifically to selected healthcare transaction submitters. Based on payer specific criteria, ENS assigns different levels of internal resources to convert these providers to electronic business processes with the payer. The Xpedite™ conversion program then goes beyond the sales process and combines efforts of all ENS internal departments. The purpose of Xpedite™ is to connect providers on behalf of payer organizations to make the participants more efficient through e-commerce.

  •
  Automated Document Services™ (ADS™)    provides payers the complete front-end handling and conversion (imaging/scanning) of paper claims forms to an e-commerce format. Paper claims still constitute from 55-60% of provider claims volume industry-wide to commercial payers. As the claims are converted to an electronic format, ENS captures the names of all paper-submitting providers in order to convert them for other e-commerce services with the payer's support. Utilization of Health-e Network® (which includes ADS™) provides a payer with the opportunity to have 100% e-commerce claims receipts. With ENS as their partner and core e-commerce strategy implementer, payers can increase e-commerce transactions from their provider constituency.

  •
  Pre-Adjudication Software System™ (PASS™)    provides a single, HIPAA-compliant connectivity entry point to a payer for all claims transactions, including transactions received via the Internet, through private e-commerce networks, and received on paper. PASS™ channels the claims by utilizing customized and algorithm-based logic, and conducts the vital claims processing function of provider and member matching, including real-time eligibility verification, a critical payer requirement for increased claims paying accuracy and efficiency. ENS' PASS™ is an open, flexible solution that is used with the vast majority of today's payer operating environments.

  •
  HIPAA Payer Portal and Hosting (Health-e Xchange™)    ENS' transactions infrastructure receives data from providers in virtually any file format and translates to any healthcare Payers' file specifications, facilitating HIPAA transactions compliance. ENS delivers transactions compliance for Providers, Payers, and Application Service Providers. ENS provides compliance, connectivity, and routing on all HIPAA-defined administrative healthcare transactions with a participating Payer including: healthcare claims or encounter information; health plan eligibility; healthcare claim status; referral certification and authorization; healthcare payment and remittance advice; health plan enrollments; and health plan premium payments.

        ENS also provides transaction hosting for Payers so they can outsource their transaction processing needs. ENS' transaction hosting capabilities provide for compliance, connectivity, routing, and processing of the transaction for the Payer on the following HIPAA-defined administrative healthcare transactions: health plan eligibility; healthcare claim status; referral certification and authorization

  •
  Eligibility    is an ENS service that provides physician practices with immediate access to participating payers plus various regional and governmental payers for determining member plan eligibility. This service is delivered over the Internet and receives constant updating.

  •
  Electronic Claims Tracking (ECT™)    provides immediate Internet-based tracking of both e-commerce claims and, for those payers utilizing Health-e Network®, up-dated status on the paper claims that have been converted to an e-commerce format. ENS believes that this is the first tool that affords providers the opportunity to utilize an Internet application to track claims forwarded to payers electronically.

  •
  Direct-Payer e-Commerce    provides network connectivity for HIPAA-defined transactions to and from payer organizations from existing physicians and gateways.

  •
  Customer Service.    As an adjunct to its transaction processing services, we maintain customer service facilities with help desks for real-time customer inquiries. We offer on-line and personal technical support. Client support employs a modern call tracking and response system that is directly connected to the processing center.

        As of January 9, 2003, in excess of 25,000 physicians were actively submitting electronic healthcare transactions via Health-e Network® suite of services with over an additional 2,500 contracted providers scheduled to be installed in 2003.

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

        ENS' main business objectives are 1) to increase revenue through new payer and provider clients as well as strategic partners and vendors; 2) to increase profitability of its existing business by increasing transaction types and services delivered by the Company; 3) to improve customer satisfaction and service levels; and 4) to develop and foster a positive employee work environment. These strategic initiatives are being driven through a full cycle payer-driven model of implementing and increasing payers' provider e-commerce connectivity for HIPAA-mandated transactions, processing and "cleaning" claims for auto-adjudication by the payers, and helping to facilitate the payers' regulatory electronic transaction needs.

        We have retained consultants and financial advisors in reviewing the strategies of ENS and providing advice relating to the development of ENS' business in the complex healthcare area, including seeking possible strategic alliances, acquisitions or dispositions.

  —Connectivity Strategy

        Xpedite is ENS' system for targeting and marketing to providers, and connecting providers to payers. This has evolved into a solution for all the provider e-commerce connectivity needs of health care payers. Specific markets are identified by payers, then ENS seeks to coordinate all the key payers within a particular market and to develop a specific co-marketing plan directed towards paper-submitting providers. This plan includes targeted mailers, educational seminars, promotional discounts, and a number of other activities geared toward enticing the providers to convert from paper to electronic processing.

  —"Clean Claim" Strategy

        ENS enables payers to process claims cleanly as follows: 1) payers only receive those claims that are theirs; 2) duplicates are not included; 3) if necessary, claims are automatically rerouted to other organizations, such as a preferred provider organization or delegated provider group; and 4) payers receive claims in a form that fits their system configuration. Clean claims mean higher auto-adjudication, faster payments, less administrative costs, and higher accuracy. PASS™, ENS' pre-adjudication software system, has continued to grow and evolve in functionality, while keeping with its premise of "delivering a clean claim."

  —HIPAA Transaction Portal Strategy.

        ENS simplifies the payer information technology environment by providing management of all front-end format requirements of a payer. ENS' strategy is to provide a payer-focused solution that meets HIPAA mandates for targeted payer organizations. The ENS HIPAA transaction portal 1) provides a compliance methodology on all HIPAA-mandated transactions; 2) offers payer-to-provider connectivity services on all related e-commerce transactions through Xpedite; 3) connects practice management software organizations through a HIPAA-compliant vendor integration API (Application Programming Interface); 4) presents an all-payer co-brandable (or private label) graphical user interface application with potential revenue sharing for payers to conduct e-commerce transactions with their providers; 5) incorporates PASS™ services, including claims receipt and response, eligibility request/response, and possible claims status; and 6) enables use of ADS™. In addition, in 2002, ENS added Health-e Xchange which not only allows ENS to receive HIPAA transactions on behalf of a payer but also host the transactions.

  —Marketing and Branding Strategy.

        With the public announcement of the name change to Electronic Network Systems (ENS) on December 3, 2001, ENS has taken the opportunity to launch a new logo, new look, and new website. With new co-brandable services introduced in 2002, and our new co-brandable Web Enrollment service, ENS is using the tagline of Health-e Network® for all services, whether sold via ENS, payer clients, or practice management software vendors. Health-e Network® will be carried through all services with its own domain/URL site. Payer-partners and vendor-partners will be referred to as participants in ENS' Health-e Network®.

  —Advisory Board.

        The Company has assembled an Advisory Board consisting of executives with knowledge of the medical data processing industry and general business trends in order to help the Company and ENS anticipate industry trends and develop strategies to meet the challenges of ENS' business. They will be compensated out of the incentive bonus program described below.

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

        Growing interest in electronic healthcare administrative and financial transactions has resulted from the anticipated lower costs of adopting and utilizing the Internet. The healthcare industry's continuing reliance on paper and manual processing is costly and inefficient, a status making it a prime target for many of the latest workflow technologies. The promise of the Internet has been met with a flurry of companies offering all levels of new Internet—based services to the healthcare industry. Although technically the efficiencies are clearly available, healthcare as an industry moves slowly and adoption and integration of these offerings into daily practice has so far been at a very low level.

        The Administration Simplification Act, Section F of HIPAA, requires the adoption of eight standard financial and administrative formats to enable health information to be exchanged electronically, thus improving the efficiency and effectiveness of the health care system. HIPAA-AS should accelerate the number of electronic claims, and related transactions, such as eligibility, enrollments and disenrollments, etc. As payers must develop the capacity to accept or send HIPAA-AS mandated transaction sets, payers can look to third parties such as ENS' Health-e Network® to accept or send transaction information on their behalf. Management believes that the combination of HIPAA, NCQA, and other healthcare lobbying groups should drive the growth of batch (medical) claims, real-time transactions, and claims outsourcing processes.

Competition

        The healthcare industry continues to suffer from outdated paper and manual processing. Although technically the efficiencies from use of the internet and other e-commerce tools are clearly available, healthcare remains today less technically sophisticated for most of its transaction processing. Many competitors, such as WedMD, ProxyMed and others, offer all levels of new Internet-based services to the healthcare industry. To date, adoption and integration into daily practice of these offerings has been at a very low level. ENS expects increasing levels of e-commerce application adoption by the healthcare industry's primary participants over the next three to five years. ENS competes against traditional claims clearinghouses, such as WebMD, MedUnite, Per-Se Technologies, ProxyMed, and others. ENS has in the past competed with legacy practice management systems vendors offering a claims processing component. However, in the past year, ENS began partnering with many new vendors by offering back-end processing and integrated and co-brandable solutions.

        Factors influencing competition in the healthcare market include (i) compatibility with the provider's software and inclusion in practice management products and (ii) relationships with third-party payers, including managed care organizations. ENS believes that the most significant factors in developing and maintaining relationships with its customers are the breadth, price and quality of ENS' services, provider level support and ENS' ability to address its customers' current needs effectively while facilitating the transition to high levels of utilization of Internet and HIPAA supported transaction standards applications. We continue to establish a predictable recurring revenue stream by entering into multi-year agreements.

Sales and Marketing

        ENS develops and maintains payer, provider and vendor relationships through our sales and marketing personnel located in five geographic regions. Our sales and marketing strategy focuses on selling our services to providers directly through sales representatives and through organizations, such as healthcare finance consulting firms, practice management software firms, application service providers, and health care plan administrators, that have relationships with or access to a large number of providers. ENS develops long-term relationships with systems vendors, third party payers and other large submitters of healthcare transactions. In addition, we work closely with practice management system vendors to provide an integrated solution to providers.

        Some of our payer clients co-sponsor marketing initiatives with healthcare provider groups to educate and help initiate the adoption of healthcare e-commerce utilizing ENS services. These initiatives have proven to be effective in driving the e-commerce connectivity of payer organizations with their provider base via ENS.

Customers

        Our principal customers consist of healthcare providers, such as physicians, hospitals, clinics and billing services, and third-party payers, such as indemnity insurers, managed care organizations, preferred provider organizations, claims submitters and state/federal governmental agencies. In addition, ENS markets its services indirectly to providers and payers through third party administrators, aggregators, consultants and accountants. Benesight and Lifeguard accounted for 30% and 12%, respectively, of total revenues during fiscal 2001. Benesight and Lifeguard accounted for 31% and 11%, respectively, of total revenues during fiscal 2002. The California State Department of Managed Health Care Operations (DMCO) conserved Lifeguard under receivership during fiscal 2002 and ordered Lifeguard to wind down its membership business by December 31, 2002. Therefore, Lifeguard will not continue as a significant customer. Accordingly, Benesight in combination with its sister organization, Harrington, is expected to account for a higher percentage of our revenues in fiscal 2003. ENS recently entered into a multi-year agreement with Pacificare Health Systems, one of the largest national consumer health organizations.

        We typically provide real-time services to customers under contracts that are not exclusive and generally do not guarantee a specific transaction volume or revenue stream. The pricing of our services both on a monthly and per-claim basis is set under contracts typically having terms of one to seven years, subject to a variety of early cancellation arrangements.

        We enter into contracts with providers, payers and other claim submitters, such as third party administrators, practice management system vendors, clearinghouses and billing services. Our claim submitter contracts often contain exclusivity provisions whereby the submitter agrees to process all claims through ENS, provided that ENS has network access to the payer.

Operations

        We deliver our services via a state-of-the-art network comprised of multiple servers, a mixture of commercial and Health-e Network® proprietary software, high-speed Ethernet connections, and dial-up and private-line connections to/from customers.

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

Government Regulation and Healthcare Reform

        The healthcare industry is highly regulated and subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare organizations. Our services are designed to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. Changes in such systems could result in the need for unplanned product enhancements, delays or cancellations of orders, or the revocation of endorsement of our services by hospital associations or other customers. Any of such occurrences could have a materially adverse effect on our business, financial condition and results of operations.

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

        Recent government and industry legislation and rulemaking, especially the Health Insurance Portability and Accountability Act (HIPAA), the Joint Commission on Accreditation of Healthcare Organizations (JCAHO), industry accreditation groups such as the National Committee for Quality Assurance (NCQA) and organized lobbies representing physician groups are requiring the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information. HIPAA should accelerate the number of electronic claims and related real-time transactions, such as eligibility, verification, enrollment, etc. A section of HIPAA, the Administrative Simplification Act, requires payers to use eight standardized real-time transactions, including eligibility. On August 17, 2000, the U.S. Department of Health and Human Services published final regulations to govern these eight standardized real-time transactions involving health information, which required compliance by October 16, 2002 and which later allowed for an amendment to be filed extending compliance until October 16, 2003. Payers should be able to meet these requirements by outsourcing the claims processing function to third parties such as Health-e Network.®

        The United States Food and Drug Administration (FDA) is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act. Computer products and services are subject to regulation when they are used or are intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body. The FDA could determine in the future that any predictive aspects of our services make them clinical decision tools subject to FDA regulation. Compliance with these regulations could be burdensome, time-consuming and expensive. We also could become subject to future legislation and regulations concerning the development and marketing of healthcare software systems. These could increase the cost and time necessary to market new services and could affect us in other respects not presently foreseeable. We cannot predict the effect of possible future legislation and regulation.

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

Employees

        As of January 2, 2003, ENS had 177 employees, including 74 salaried and 103 hourly employees (including temporary employees). None of these employees is represented by a union or other collective bargaining group. ENS believes its relationship with its employees is good.

Incentive bonus program

        In January 2003, the Company adopted an incentive bonus plan for executives and consultants of ENS and members of the Advisory Board providing for payment of approximately 5% of any gain to the Company in the event of a sale of ENS or a public offering by ENS.

Litigation

        ENS is not currently party to any material litigation.

Telecommunications

        We have sold or otherwise disposed of all our telecommunications assets, but we continue actively to seek acquisitions in the area. For instance, we participated in a bid for a bankrupt competitive local exchange carrier in December 2001. Management believes that the prices of telecommunications businesses have only recently been reduced sufficiently to offer again attractive opportunities. Some of our former telecommunications operations are described below.

Wireless Cable

        In June 1997 the Company completed the sale of its subsidiary, South Florida Television Inc., which held its rights to provide wireless cable television service in Miami, to BellSouth Corporation (NYSE: BLS) for 1,048,321 shares of BellSouth common stock, based on a $48 million purchase price. We do not currently own any wireless cable systems or channels, and, while we continue to seek and review opportunities in this area, we have no specific agreements or understandings to acquire any such assets.

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

Anagram International Communications Ltd.

        Anagram International Communications Ltd. ("Anagram") was organized in 1995 to engage in, among other things, the business of acquiring television programming for distribution in the United States and abroad. The Company invested an aggregate of $636,875 in Anagram. Anagram wound down most of its business in 2000.

Other Events

        On January 23, 2002, we changed the Company's name from National Wireless Holdings Inc. to NWH, Inc., reflecting its expansion as a holding company into healthcare e-commerce and interest in acquisitions in other areas.

        In August and December, 2001, and July 2002, we purchased additional shares of Common Stock of ENS from stockholders in separate transactions in exchange for cash aggregating $890,070 and a $200,000 contingent note payable only in the event of sale of ENS. We currently own 94% of the outstanding diluted common stock of ENS.

        Our board of directors authorized the repurchase of up to 20% of our common shares because we believe, under current market conditions, the repurchase is a favorable investment. The repurchased shares will also be available for sale upon exercise of outstanding options. In fiscal 2001, we repurchased an aggregate of 16,500 shares for an aggregate cost of $192,995. In fiscal 2002, we repurchased an aggregate of 371,900 shares for an aggregate cost of $4,529,075, and, between October 31, 2002, and January 9, 2003, we repurchased 24,500 additional shares for an aggregate cost of $293,293.

Special Note Regarding Forward-Looking Statements

        Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company's financial and business prospects and capital requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the limited nature of the Company's operations and the risk of the Company's failure to acquire additional businesses; the uncertain acceptance of Health-e Network®; competition; existing government regulations and changes in, or the failure to comply with, government regulations; the ability of the Company to sustain, manage or forecast its growth; dependence on significant customers and the potential loss thereof; the ability to attract and retain qualified personnel; risk of technological obsolescence, and other factors referenced in this Annual Report on Form 10-K. Certain of these factors are discussed in more detail elsewhere in this Annual Report on Form 10-K, including, without limitation, under the captions "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business" and Exhibit 99.1 hereto. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

ITEM 2.    PROPERTIES

        The Company generally leases the real estate where its business and offices are located. The Company leases office space for its offices in New York pursuant to a lease expiring January 31, 2007, at a rate per month of $14,917 plus escalation charges. ENS leases approximately 20,000 square feet of office space in Colorado Springs, Colorado under a lease that expires June 14, 2003. ENS also maintains offices in Pueblo, CO and Cooper City, FL. The Company's subsidiary, TLC, has accrued liabilities for expenses on a terminated lease. The Company's total lease expense for the year ended October 31, 2002 was approximately $685,000 (net of $52,500 of rental income) as compared to approximately $750,000 (net of $51,000 of rental income) for the year ended October 31, 2001. The Company believes its properties are adequate for its current needs.

ITEM 3.    LEGAL PROCEEDINGS

        Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At its Annual Meeting of Stockholders held on August 9, 2002, the Company's stockholders approved and ratified the following actions:

        1.    Election of Directors:

        The following individuals were re-elected as Class II directors of the Corporation:

	Votes for	Votes Withheld
Michael A. McManus, Jr.	2,876,524	62,663
Vincent Tese	2,642,525	297,180

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

	2002		2001
Quarter
	High	Low	High	Low
First	12.45	11.30	17.75	9.00
Second	13.24	11.74	16.50	11.01
Third	14.20	12.45	14.50	12.25
Fourth	13.45	11.06	15.95	9.00

        As of January 9, 2003, there were approximately 1,000 beneficial holders of Common Stock.

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

ITEM 6.    SELECTED FINANCIAL DATA

        The selected historical financial data for the Company presented below under the captions "Operating Data" and "Balance Sheet Data" as of October 31, 1998, 1999, 2000, 2001 and 2002, and for the years ended October 31, 1998, 1999, 2000, 2001, and 2002 are derived from the Company's consolidated financial statements. The selected financial data should be read in conjunction with

"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

	Year Ended October 31, 2002	Year Ended October 31, 2001	Year Ended October 31, 2000	Year Ended October 31, 1999	Year Ended October 31, 1998
Operating Data:
Service Revenue	$11,930,646	$12,183,824	$9,031,402	$5,325,505	$4,492,991
Other Income (Loss) (1)	6,066,925	10,785,052	6,147,638	313,744	(1,865,099)
Net Income (Loss)(2)	4,185,708	2,152,439	1,782,612	(1,376,263)	(3,314,224)
Net Income (Loss) per common share-Basic (3)	1.35	0.65	0.53	(0.42)	(1.01)
Weighted average number of common Shares outstanding-Basic (3)	3,094,724	3,333,000	3,333,000	3,293,274	3,283,000
Balance Sheet Data:
Cash and cash equivalents	$31,498,217	$19,231,683	$11,520,876	$24,754,663	$27,359,353
Marketable securities	13,954,738	34,794,641	51,476,079	30,988,890	32,541,020
Total assets	56,266,369	64,019,330	72,549,284	64,226,219	66,628,350
Long-term obligations	226,121	488,662	370,658	342,646	534,967
Total liabilities	13,885,244	17,099,510	25,262,484	16,898,016	20,273,317
Total stockholders' equity	42,381,125	46,919,820	47,286,800	47,328,203	46,355,033
Cash dividends declared per Common share	0	0	0	0	0

(1)
Includes Gain (Loss) on Securities transactions, net, interest income, dividend income, and interest expense.

(2)
During the fiscal year ended October 31, 2001, the Company adopted the provisions of SFAS 133 (Accounting for Derivative Instruments and Hedging Activities) which resulted in a cumulative effect adjustment of $2,812,000. See Note 2 to Consolidated Financial Statements.

(3)
See Notes 2, 3 and 13 to Consolidated Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        NWH, Inc. ("NWH" or the "Company"), a Delaware corporation, is an electronic commerce and communications company focusing primarily on acquisition and operation of telecommunications, e-commerce and other strategically linked businesses. The Company currently owns and operates Electronic Network Systems, Inc. ("ENS"), formerly known as Electronic Data Submission Systems, Inc., a business-to-business healthcare e-commerce data interchange company, providing links between healthcare providers and payers. In addition, the Company continues its business of acquiring controlling interests in telecommunications, healthcare, other strategically linked areas and other unrelated businesses. In June 1997, the Company sold its wireless cable assets in Miami, Florida in exchange for common stock of BellSouth Corporation.

        The Company was incorporated in Delaware on August 31, 1993. The Company's fiscal year ends on October 31.

        Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company's financial and business prospects and capital requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors as described in Exhibit 99 to this Annual Report on Form 10-K that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. See "Business—Special Note Regarding Forward-Looking Statements".

1)
RESULTS OF OPERATIONS

        The following sets forth results of operations for the Company. See below for a more detailed discussion of ENS results of operations.

Fiscal year ended October 31, 2002 as compared to fiscal year ended October 31, 2001:

        Services Revenue:

        Services revenue decreased from $12,183,824 for the fiscal year ended October 31, 2001 to $11,930,646 for the fiscal year ended October 31, 2002, primarily reflecting ENS' reduced volumes of paper processing, and related decrease in sales of those services, as we succeeded in shifting providers from paper claims to electronic submissions.

        Cost of Services:

        Cost of services decreased from $7,030,617 for the fiscal year ended October 31, 2001 to $5,600,431 for the fiscal year ended October 31, 2002 as a result of improved efficiency of operations at ENS and reduced paper claims operations. Depreciation of equipment and amortization of software costs in the amount of $819,156 is included in Cost of Services for the year ended October 31, 2002. Depreciation of equipment and amortization of software costs in the amount of $635,870 for the year ended October 31, 2001 was reclassified and is included in Cost of Services.

        Professional Fees:

        Professional fees increased from $586,640 in the fiscal year ended October 31, 2001 to $693,110 in the fiscal year ended October 31, 2002 as a result of additional compliance reviews and corporate matters.

        General and Administrative:

        General and administrative expense decreased from $7,530,421 in the fiscal year ended October 31, 2001 to $5,875,099 in the fiscal year ended October 31, 2002, primarily as a result of improved efficiency of operations and decrease in sales commissions relating to reductions in less profitable services at ENS.

        Depreciation and Amortization:

        Depreciation and amortization decreased from $756,759 in the fiscal year ended October 31, 2001 to $343,223 in the fiscal year ended October 31, 2002, primarily due to a reduction of approximately $315,000 in amortization of goodwill as compared to the prior period resulting from our adoption of FASB 142 and a reduction of approximately $125,000 in depreciation and amortization of our former subsidiary TLC, which was closed during the quarter ending April 30, 2001. See Note 1 to the Consolidated Financial Statements.

        Loss from Operations:

        As a result of the foregoing events, loss from operations decreased from ($3,720,613) for the fiscal year ended October 31, 2001 to ($581,217) for the fiscal year ended October 31, 2002.

        Gain on Securities Transactions, net:

        Gain on securities transactions, net, decreased from gain of $8,614,811 for the fiscal year ended October 31, 2001 to gain of $5,322,634 for the fiscal year ended October 31, 2002, representing the net results of written call option and short sale liabilities and settlements and realized gains from the sale of BellSouth common stock. Under Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," unrealized gains and losses related to written call options and short sales are recorded in the Statement of Operations. Further, unrealized gains and losses on BellSouth common stock, are recorded through Other Comprehensive Income (Loss) and are only recorded in the Statement of Operations when realized upon ultimate sale. The unrealized loss on Bell South common stock, reflected in Other Comprehensive Loss, net of income taxes, for the fiscal year ended October 31, 2001 was ($4,062,105) as compared to ($3,909,775) for the fiscal year ended October 31, 2002.

        Interest and Dividend Income:

        Interest income decreased from $1,897,846 for the fiscal year ended October 31, 2001 to $438,263 for the fiscal year ended October 31, 2002, primarily because high yielding investments matured and were reinvested at lower market interest rates. In addition, we reduced our cash investments because of the repurchase of our common stock and changes in cash levels relating to written call option and short positions on BellSouth common stock. Dividend income increased from $396,068 in the fiscal year ended October 31, 2001 to $403,841 in the fiscal year ended October 31, 2002, due to higher dividends received on BellSouth common stock, and a lower short position maintained during the year.

        Interest Expense:

        Interest expense decreased from $123,673 in the fiscal year ended October 31, 2001 to $97,813 in the fiscal year ended October 31, 2002, primarily due to lower interest rates despite a small increase in the average amount of debt outstanding at ENS during the period. Capital lease obligations decreased during the period but were offset by an increase in other debt.

        Income Before Provision for Income Taxes and Cumulative Effect of a Change in Accounting for Written Call Options:

        We realized income before provision for income taxes and cumulative effect of a change in accounting for written call options of $5,485,708 for the fiscal year ended October 31, 2002, as compared to income before provision for income taxes and cumulative effect of a change in accounting for written call options of $7,064,439 for the fiscal year ended October 31, 2001, primarily as a result of the decrease in the (Loss) from Operations offset by lower gains on options and short positions and sales and decreased interest income, as described above.

        Provision for Income Taxes:

        Provision for income taxes was $1,300,000 for the fiscal year ended October 31, 2002, as compared to a provision for income taxes of $2,100,000 for the fiscal year ended October 31, 2001.

        Income before Cumulative Effect of Change in Accounting for Written Call Options:

        Net income before cumulative effect of change in accounting method decreased from $4,964,439 for the fiscal year ended October 31, 2001 to $4,185,708 for the fiscal year ended October 31, 2002, as a result of the foregoing events.

        Cumulative Effect of a Change in Accounting for Written Call Options:

        Cumulative effect of a change in accounting for written call options net of taxes of $1,514,667 was ($2,812,000) for 2001 as a result of the adoption of FAS 133 in 2001.

        Net Income:

        Net income increased from $2,152,439 for the fiscal year ended October 31, 2001 to $4,185,708 for the fiscal year ended October 31, 2002 as a result of the foregoing events.

2001 as Compared to 2000:

        Services Revenue:

        Services revenue increased from $9,031,402 in 2000 to $12,183,824 in 2001, primarily reflecting increased revenues of ENS, a then 91.5% owned subsidiary. ENS' results are discussed in detail below.

        Cost of Services:

        Cost of services increased from $5,311,549 in 2000 to $7,030,617 in 2001, as a result of increased business levels of ENS. Depreciation of equipment and amortization of software costs of $267,492 and $635,870 for the years ended October 31, 2001 and 2000, respectively have been reclassified and are included in Cost of Services.

        Professional Fees:

        Professional fees decreased from $624,969 in 2000 to $586,640 in 2001, as a result of lower activity relating to tax and corporate actions in 2001.

        General and Administrative:

        General and administrative expenses increased from $6,631,458 in 2000 to $7,530,421 in 2001, primarily as a result of increased business levels at ENS.

        Depreciation and Amortization:

        Depreciation and amortization decreased from $777,452 in 2000 to $756,759, primarily because the TLC operations were closed during 2001, the effect of which was partially offset by increased acquisition of equipment at ENS. See Note 1 to the Consolidated Financial Statements.

        Loss from Operations:

        As a result of the foregoing events, loss from operations was ($4,314,026) in 2000 as compared to a loss from operations of ($3,720,613) in 2001.

        Gain (Loss) on Securities Transactions, Net:

        We realized a net gain on securities transactions for 2001 of $8,614,811 compared to a net gain for 2000 of $4,040,583, primarily as a result of closing written call option positions on, and the sale of, BellSouth common stock. The effect of unrealized (losses) on marketable securities as reflected in Other Comprehensive Income (Loss), net of related income taxes, amounts to ($4,062,105), in 2001 and ($1,280,073) in 2000.

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

        Interest Expense:

        Interest expense increased from $72,906 in 2000 to $123,673 in 2001, primarily due to increase in capital lease obligations and higher debt of ENS.

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

        Income before Cumulative Effect of a Change in Accounting for Written Call Options:

        Income before cumulative effect of a change in accounting for written call options increased from $1,782,612 for 2000 to $4,964,439 for 2001, as a result of the foregoing events.

        Cumulative Effect of a Change in Accounting for Written Call Options:

        Cumulative effect of a change in accounting for written call options net of taxes of $1,514,667 was ($2,812,000) for 2001 as the result of the adoption of FAS 133 in 2001.

        Net Income:

        Net income increased from $1,782,612 for 2000 to net income of $2,152,439 for 2001, as a result of the foregoing events.

ENS—Results of Operations:

        See Note 16 to the Consolidated Financial Statements for segment information concerning ENS.

        ENS—fiscal year ended September 30, 2002 as compared to fiscal year ended September 30, 2001:

        Services Revenue:

        Services revenue decreased from $12,153,746 for the fiscal year ended September 30, 2001 to $11,930,646 for the fiscal year ended September 30, 2002 (or approximately 1.8%), primarily reflecting ENS' reduced volumes of paper processing on all of its major contracts due primarily to the shift of providers from submitting paper claims to electronic submissions, and without substantial effect from the loss of Lifeguard as a customer. Shifting claims from paper to e-commerce reduces overall revenue as the revenue per claim for e-commerce is less than paper; however, the shift from paper claims increases efficiency for both payers and providers and, for ENS, generates significantly higher gross profit per claim. While two large customers reduced the amount of paper claims submitted, ENS has increased its number of direct e-commerce connections with payers and increased its number of direct provider connections by 28.7% since September 30, 2001. We expect to replace the Lifeguard revenue stream, which will end in fiscal 2003, with growth from existing customers and new customers.

        Cost of Services:

        Cost of services decreased from $7,027,736 in the fiscal year ended September 30, 2001 to $5,600,431 in the fiscal year ended September 30, 2002 (or approximately 20.3%), as a result of cost containment measures, increased electronic claim processing and reduced ADS paper claims operations. The decrease was substantially higher, in proportion, than the decrease in services revenue because of implementation of our business model, including a controlled growth program, with most of the decrease in costs concentrated in less profitable services. Included in Cost of Services for the fiscal year ended September 30, 2002 and September 30, 2001 is amortization of software costs and depreciation of equipment of $819,156 and $635,870 respectively.

        General and Administrative:

        General and administrative expense decreased from $4,365,607 in the fiscal year ended September 30, 2001 to $3,677,097 in the fiscal year ended September 30, 2002 (or approximately 15.8%) as a result of cost containment measures. This amount excludes selling and advertising in the amount of $1,335,738 and $1,042,326 and includes professional fees of $118,780 and $94,450 as of September 30, 2001 and 2002, respectively.

        Depreciation and Amortization:

        Depreciation and amortization decreased from $600,417 in the fiscal year ended September 30, 2001 to $334,201 in the fiscal year ended September 30, 2002 (or approximately 44.3%), primarily due to a reduction of approximately $315,000 in amortization of goodwill as compared to the prior period from our adoption of FASB 142. See Note 6 to the Consolidated Financial Statements

        Income (Loss) from Operations:

        As a result of the foregoing, income from operations increased from a loss of ($1,175,752) for the fiscal year ended September 30, 2001 to income of $1,276,591 for the fiscal year ended September 30, 2002, reflecting the full implementation of our business model, including cost containment and related reduction of less profitable lines of business. We believe ENS will continue to generate positive income from operations through 2003.

        Interest Expense:

        Interest expense, exclusive of interest payable to NWH, decreased from $122,432 in the fiscal year ended September 30, 2001 to $97,813 (or approximately 20.1%) in the fiscal year ended September 30, 2002, primarily due to a decrease in the average amount of debt outstanding at ENS during the period. Capital lease obligations decreased during the period but were offset by an increase in other debt. For the fiscal year ended September 30, 2002, $447,000 of interest expense was payable by ENS to NWH and was eliminated in consolidation.

        EBITDA:

        EBITDA increased from $60,535 for the fiscal year ended September 30, 2001 to $2,429,948 for the fiscal year ended September 30, 2002 as a result of lower costs as a percent of revenue, as discussed above. We provide EBITDA (earnings before interest, taxes, depreciation and amortization) information as a guide to the operating performance of ENS. EBITDA, which is not a term recognized under generally accepted accounting principles, is calculated as the (loss) income from operations plus depreciation and amortization. Included in depreciation and amortization for the purpose of calculating EBITDA is depreciation of equipment and amortization of software costs, which is included in cost of services. EBITDA as calculated by the Company may not be comparable to calculations of similarly titled items reported by other companies.

        ENS—Fiscal year ended September 30, 2001 as Compared to fiscal year ended September 30, 2000:

        Services Revenue:

        Services revenue increased from $8,805,124 in 2000 to $12,153,746 in 2001 (or approximately 38.0%), primarily reflecting the full implementation of all long term contracts and increases in our customers' claim volumes.

        Cost of Services:

        Cost of services increased from $4,964,388 in 2000 to $7,027,736 in 2001 (or approximately 41.6%), as a result of the full implementation of all long term contracts. The increase was proportionately slightly lower than the increase in services revenue in part because of implementation of our business model and cost containment, and in part because of economies of scale. Cost of services for the fiscal years ended September 30, 2000 and 2001 have been reclassified to include depreciation and amortization of software costs of $635,870 and $267,492, respectively.

        General and Administrative:

        General and administrative expense decreased from $4,113,852 in 2000 to $4,365,607 in 2001 (or approximately 6.1%), primarily because of implementation of our business model and cost containment, and in part because of economies of scale. General and administrative expenses for the fiscal years ended September 30, 2000 and 2001exclude selling and advertising of $986,257 and $1,335,738, respectively, and include professional fees of $217,987 and $118,780, respectively.

        Depreciation and Amortization:

        Depreciation and amortization increased from $394,271 in 2000 to $600,417 in 2001 as a result of additional furniture, computer software and equipment purchased for increased business levels. See Note 5 to the Consolidated Financial Statements.

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

        Loss from Operations:

        As a result of the foregoing events and reflecting in part more profitable operations in ENS' fourth fiscal quarter, loss from operations decreased from ($2,164,386) in 2000 to ($1,175,752) in 2001.

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

2)
LIQUIDITY AND CAPITAL RESOURCES

        As of October 31, 2002, we had approximately $45.5 million in cash and marketable securities, as well as our interest in ENS and other investments. Our assets have been used for, and are currently reserved to fund acquisitions of healthcare e-commerce investments, telecommunications assets, media businesses, development of our other businesses and development and acquisition of new technologies and businesses in other areas. Such amount, with earnings thereon including proceeds from sale of BellSouth common stock and related derivatives, is expected to be sufficient to implement this business plan through October 2003, or for a shorter period if we determine to invest a substantial portion of our assets in major acquisitions, equity investments or stock repurchases. We actively seek to acquire or invest in healthcare e-commerce, other businesses in telecommunications, media or in unrelated areas. We may also dispose of assets from time to time. We have no specific arrangements with respect to any such acquisitions, dispositions or investments at the present time. There can be no assurance that any such acquisitions, dispositions or investments will be made.

        Our board of directors authorized the repurchase of up to 20% of our common stock because we believe, under current market conditions, the repurchase is a favorable investment. The repurchased shares will also be available for issuance upon exercise of outstanding options. As of October 31, 2002, we repurchased 388,400 shares for an aggregate cost of $4,722,070.

        During the fiscal year ended October 31, 2002, we settled part of our option liabilities on BellSouth common stock. While we continue to review our holdings of BellSouth common stock and from time to time have sold and purchased shares and options of these holdings, we have not yet determined whether we will sell or hedge our remaining BellSouth securities in the near future or how we will invest the proceeds of any such transaction.

        In the fiscal year ended October 31, 2002, interest receivable by the Company from ENS increased by $356,518 to $1,286,329 at October 31, 2002, for a total outstanding loan to the Company of $6,466,329, including accrued interest. The outstanding balance under this loan agreement including interest has been eliminated from the consolidated Financial Statements. During fiscal year 2002, the Company spent $1,152,682 on fixed assets, including $983,581 for internally developed software and $169,101 for computer equipment required for increased claims processing and the development of Xpedite, our provider targeting and tracking system. We purchased additional shares of ENS from former officers in December 2001 for $500,000 cash and a $200,000 contingent note, and in June 2002 for $290,070 in cash. We currently own 94% of the diluted common stock of ENS.

        Operating overhead costs of ENS have decreased as a result of cost cutting measures and production efficiencies gained. We anticipate increased revenues in the near future. The combination of these factors going forward will improve overall profitability, allowing ENS to sustain itself on cash flows from its operations without further investment from NWH.

ENS—Liquidity and Capital Resources:

        ENS' losses have been financed principally through equity investments by the Company and loans from the Company, which loans aggregated $6,438,985 through September 30, 2002 (including accrued interest of $1,258,985). ENS plans additional investment in its technology enhancements, including further development and implementation of Xpedite, its full contact management operating system; its Internet claims processing system; Web Enrollment, a remote Internet based technology to enroll customers at time of sale; ECT, an Internet based full claims tracking system; additional payer connectivity; and enhancements to broaden the transactions processing infrastructure.

        Although we believe that ENS may need to obtain additional financing to accelerate its strategic business plan based upon existing contracts with physicians, other providers, payers and management companies and current expense levels, management expects ENS to continue profitable operations, established in the third quarter of fiscal 2001, through fiscal 2003.

3)
INFLATION

        In the opinion of management, inflation has not had a material effect on the operations of the Company.

4)
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

        On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation—Transition and Disclosure—an amendment to FAS 123". This statement amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company does not expect the adoption to have a material effect on the earnings or financial position of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        Changes in prevailing interest rates and stock price of BellSouth will cause the yield on our investments and the costs of shorts and options to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and marketable securities (other than BellSouth common stock and related shorts and options) in commercial paper, non-government debt securities, money market funds, highly liquid U.S. Treasury notes and federal agency notes and other low risk investments. We view these high grade securities within our portfolio as having similar market risk characteristics. The weighted-average interest rate of the portfolio was 1.8% at October 31, 2002.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

        Information with respect to this item is contained in the financial statements appearing in Item 15 of this report. Such information is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning the current directors and executive officers of the Company is set forth as follows:

Name	Age	Position
Terrence S. Cassidy	60	President, Chief Executive Officer and Director
Thomas R. DiBenedetto	53	Director
Louis B. Lloyd	56	Director
Michael A. McManus, Jr.	59	Director
Vincent Tese	58	Director
Timothy A. Mathews	40	Executive Vice President—Technology
Terrence S. Cassidy	Director Since 1993 Serving until 2003 annual meeting of shareholders

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

Thomas R. DiBenedetto	Director Since 1993 Serving until 2003 annual meeting of shareholders

        Since 1992, Mr. DiBenedetto has been President of Junction Investors, Ltd., an investment banking firm based in Boston, Massachusetts. From 1989 to the present, he has been a general partner of Boston International Group, LP, a private investment fund. He has been, since 1985, a director and member of the Audit Committee of Alexanders Inc., a retailing and real estate company. From 1982 to the present, he has been a Managing Director of Olympic Partners, a real estate investment firm.

Louis B. Lloyd	Director Since 1993 Serving until 2004 annual meeting of shareholders

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

Michael A. McManus, Jr.	Director Since 1994 Serving until 2005 annual meeting of shareholders

        Mr. McManus has been President and CEO of Misonix Inc., a medical device company, since November, 1998. He was President and Chief Executive Officer of New York Bancorp Inc. ("NYBI") from 1991 to 1998, a director of NYBI from 1990 to 1998 and a director and Vice Chairman of Home Federal Savings Bank, NYBI's subsidiary, from 1991 to 1998. He is also a director of the United States Olympic Committee, Document Imaging System Corp., American Home Mortgage Holdings, Inc., and

Novavax Inc. He has served in numerous government capacities, including Assistant to the President of the United States from 1982 to 1985 and as Special Assistant to the Secretary of Commerce during the Ford Administration.

Vincent Tese	Director Since 2000 Serving until 2005 annual meeting of shareholders

        Mr. Tese has been Chairman of Wireless Cable International Inc. since April 1995. Mr. Tese was Chairman of Cross Country Wireless Inc. from October 1994 to July 1995 and was a corporate officer and a general partner of Cross Country Wireless Inc.'s predecessors, Cross Country Wireless Cable—I, L.P. and Cross Country Wireless Cable West, L.P., from 1990 until October 1994. Mr. Tese was the Director of Economic Development for the State of New York from June 1987 to December 1994. Mr. Tese is currently a director and Chairman of the Audit Committee of The Bear Stearns Companies, Inc.

Timothy A. Mathews

        Executive Vice President—Technology.    Mr. Mathews has served as the Company's Executive Vice President—Technology since September 1995. For more than seven years prior to that time, he served in a variety of managerial capacities for other pay television companies, including in construction, technical, supervisory, contractor, marketing and installation capacities.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's officers, directors and beneficial owners of more than ten percent of any class of equity securities of the Company to file initial reports of ownership and reports of changes in ownership with the "SEC" and each exchange on which its securities are traded. Officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, all requisite filings were made in 2002.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth information as to compensation paid by the Company and its subsidiaries for the fiscal years ended October 31, 2000, 2001, and 2002 to each of the directors and executive officers of the Company:

Summary Compensation Table

						Long-Term Compensation
			Annual Compensation			Awards		Payouts
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year		Salary($)	Bonus($)	Other Annual Compensation ($)	Restricted Stock Award(s)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Terrence S. Cassidy,	2002		274,000				96,153[1]
President and Chief	2001		260,000
Executive Officer	2000		260,000
Michael J. Specchio,	2002		-0-
Chairman[3]	2001	[2]	75,000
	2000	[2]	116,250
Timothy Mathews,	2002		120,000
Executive Vice	2001		120,000
President—Technology	2000		120,000

1
Not including 50,000 options which expired on July 14, 2002.

2
Paid to an affiliate of Mr. Specchio.

3
Resigned in March 2000.

Option Grants and Surrenders

Option/SAR Grants in Last Fiscal Year

Name	Number of Shares Underlying Options Granted	% of Total Options Granted to Employees in 2002	Exercise or Base Price	Expiration Date	Grant Date Fair Value (1)
Terrence S. Cassidy	21,153	29.7%	$14.50	2/07/07	$4.95
Terrence S. Cassidy	50,000	70.3%	$14.86	7/15/07	$5.27
(1)
The grant date fair value was calculated using the Black-Scholes option pricing model applied as of the grant dates, February 7, 2002 and July 15, 2002. The value generated by this model depends upon the following assumptions: an option exercise date five years after the grant date, a constant dividend yield on the underlying stock of 0%, an assumed annual volatility of the underlying stock of 45%; and a risk-free rate of return for the option period of 2.93%. The market value on the grant date is the closing price of the Common Stock on the day preceding the grant date.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable
Terrence S. Cassidy	0	0	87,819/8,334	0/0

Remuneration of Directors and Related Matters

        Each member of the Board of Directors, other than an employee-director (Mr. Cassidy is the only such employee-director), receives an annual fee of $5,000 and $500 per meeting attended ($1,000 per Audit Committee meeting), and, in addition, he will automatically be granted an option to purchase 2,500 shares of our Common Stock on the date of our annual stockholder's meeting pursuant to our 2000 Non-Employee Directors Plan.

        On February 7, 2002, we granted five-year above-market options to purchase an aggregate of 55,000 shares of our Common Stock to each director in the following amounts at an exercise price of $14.50 per share, 114% of the closing sale price of our Common Stock on the date of the grant. On February 7, 2002, our Common Stock closed at $12.70 on the Nasdaq National Market.

Name and Position	Number of Options
Terrence S. Cassidy, President and Chief Executive Officer	21,153
Thomas R. DiBenedetto, Director	4,231
Louis B. Lloyd, Director	4,231
Michael A. McManus, Jr. Director	4,231
Vincent Tese, Director	21,154

        On July 14, 2002, options to purchase 50,000 shares, exercisable at a price of $17.05 per share, issued to Terrence S. Cassidy under the 1993 Incentive Option Plan in July 1997 expired. On July 15,

2002, the Company granted to Mr. Cassidy under the 1993 Incentive Option Plan options to purchase 50,000 shares, exercisable at a price of $14.86, 112% of the fair market value of the Common Stock.

        Each of Messrs. DiBenedetto, Lloyd, McManus and Tese received a five-year option to purchase 2,500 shares at an exercise price of $12.06 per share in August 2002 pursuant to our 2000 Non-Employee Directors Plan.

        Except as set forth above, we have not named particular individuals who will receive options or rights under the 1993 Incentive Option Plan or 1997 Equity Incentive Plan, as amended, we have not set the number of shares to be covered by any options or rights granted to a single individual, and we have not set the number of individuals who will receive grants of such options or rights. We will use the proceeds, if any, from the sale of stock pursuant to the 1993 Incentive Option Plan or 1997 Equity Incentive Plan for the general purposes of the Company. In addition, our Board of Directors will determine uses for proceeds from the receipt of payment in shares of Common Stock, including redelivery of the shares received upon exercise of options.

Employment Contracts and Other Arrangements with Executive Officers

        Pursuant to the employment agreement, as amended, with Terrence S. Cassidy, President and Chief Executive Officer of the Company, Mr. Cassidy received $260,000 per year, with a raise to $300,000 per year effective June 26, 2002. The agreement provides for an initial term of three years, commencing as of June 26, 2000, with automatic extensions at the end of each year for additional one-year periods unless either party gives notice of termination prior to the end of such year. The agreement also provides that in the event of a change in control of the Company, Mr. Cassidy may in certain circumstances terminate his employment and receive severance benefit pay equal to three times such executive's annual compensation, including certain bonuses, if any. Pursuant to this agreement, Mr. Cassidy has agreed not to compete with the Company during the term of his agreement and for a period of one year thereafter, and the Company has agreed to indemnify him against expenses incurred in any proceeding arising out of his employment to the maximum extent provided by law.

Board of Directors Interlocks and Insider Participation:

        The Board of Directors consists of Messrs. Cassidy, DiBenedetto, Lloyd, McManus and Tese. Mr. Cassidy is an employee of the Company. The non-employee directors participated in all deliberations and actions of the Company's Board of Directors concerning executive officer compensation. There are no interlocks between the Company and other entities involving the Company's executive officers and Board members who serve as executive officers or Board members of such other entities.

Report of Board of Directors Regarding Compensation

        The principal goal of the Company's compensation program is to help the Company attract, motivate and retain the executive talent required to develop and achieve the Company's strategic and operating goals with a view to maximizing stockholder value. The key elements of this program and the objectives of each element are as follows:

  Base Salary:

  •
  Establish base salaries that are competitive with those payable to executives holding comparable positions at similar-sized strategic resource companies.

  •
  Provide periodic base salary increases as appropriate, consistent with the Company's overall operating and financial performance, with a view to rewarding successful individual performance and keeping pace with competitive practices.

  Long-term Incentive:

  •
  Facilitate the alignment of executives' interests with those of the Company's shareholders by providing opportunities for meaningful stock ownership.

  Bonuses, Salary Increases and Option Grants:

  •
  Executive officers are eligible to receive option grants, cash bonuses and increases in salary based upon the performance of the Company and their individual progress during the preceding year. Such grants, if any, are determined by the Option Committee or Board of Directors from time to time during each fiscal year with the input and recommendation of the Company's Chief Executive Officer. Although the Board does not have an established policy for measuring performance and establishing salary, bonuses and option grants, the Board is influenced by the Company's financial performance and the contributions made by individual executives to that performance. The Board of Directors believes that such a retrospective analysis is most appropriate and practicable for an acquisition-oriented company specializing in development-stage enterprises like the Company, which operates in an uncertain environment and without the same sorts of standard measures of performance as are available to more seasoned companies. In addition, options may be granted to attract new executives or directors. The Company does not consider the amount and terms of options and stock already held by executive officers in its deliberations to determine awards.

Compensation of Chief Executive Officer:

  •
  The base salary of the Chief Executive Officer is determined according to the same principles described above as applicable to compensation of the Company's other executive officers. When determining base salaries, the Board of Directors considers salary, bonus and long-term incentive compensation for other comparable companies in the high technology sector, in similar geographic areas and at similar stages of growth and development, as reported in public filings of such comparable companies. The Board of Directors also has discussions with other industry executives and financial advisors. The Chief Executive Officer has a great deal of experience in acquiring and building emerging companies, and the Board views his leadership as a critical factor in the successes the Company has achieved to date and as very important to realization of the Company's near-term goals.

Summary of Actions Taken

  Compensation Review.

        Generally once a year, and at more frequent periodic intervals when deemed necessary in individual cases, the Board of Directors reviews the performance of the Company's executive officers. In 2002, the Board of Directors took no action concerning the performance or compensation of its executive officers.

        The above report was prepared by the entire Board of Directors: Terrence S. Cassidy, Michael A. McManus, Jr., Vincent Tese, Louis B. Lloyd, Thomas R. DiBenedetto

Performance Graph

        The following graph provides a comparison of the Company's cumulative total stockholder return on its Common Stock over the last five fiscal years, with (a) the Nasdaq Market Index, which is being used as the required broad entity market index, (b) a peer group including the following healthcare information technology companies: Allscripts Healthcare Solutions, Cerner Corporation, Eclipsys

Corporation, First Consulting Group, Inc., IDX Systems Corporation, Vitalworks Inc., NDCHealth Corporation, Neoforma, Inc., Per-Se Technologies, Inc., QuadraMed Corporation, Quality Systems, Inc., Quovadx, Inc., TriZetto Group, Inc., WebMD Corporation, and ProxyMed, Inc. ("Peer Group"). The data for the Peer Group is compiled by Media General Financial Services, Inc.

        The graph below is based on stockholder return, that is, the sum of the dividends paid and the change in the market price of stock. The following graph assumes $100 invested on November 1, 1997 in the Company's Common Stock, the Nasdaq Composite Index, and the Peer Group, and dividend reinvested in fiscal 2001The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of the Company's Common Stock.

	11/01/97	10/31/98	10/31/99	10/31/00	10/31/01	10/31/02
NWH, INC.	100.00	103.64	103.64	115.45	87.96	87.35
PEER GROUP INDEX	100.00	96.31	63.47	77.51	56.17	41.62
NASDAQ MARKET INDEX	100.00	113.07	186.63	219.50	110.07	88.57

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table lists the number of shares of Common Stock beneficially owned as of January 9, 2003, by those known by the Company to own beneficially 5% or more of the Common Stock, all the directors, each executive officer listed in the table under the caption "Executive Compensation" and all directors and executive officers of the Company as a group. As of January 9, 2003, 2,920,100 shares of Common Stock, $.01 par value, of the Registrant were outstanding.

Name and Address	Amount and Nature of Beneficial Ownership+		Percent of Class
Terrence S. Cassidy 156 W. 56th Street New York, New York 10019	530,653	[1]	17.6%
Thomas R. DiBenedetto 156 W. 56th Street New York, New York 10019	25,231	[2,4]	*
Louis B. Lloyd 156 W. 56th Street New York, New York 10019	24,231	[2]	*
Michael A. McManus, Jr. 100 White Plains Road Bronxville, New York 10708	46,231	[2]	1.6%
Vincent Tese 245 Park Avenue New York, New York 10067	56,154	[3]	1.9%
Timothy Mathews 233 North Garrard Rantoul, Illinois 61866	50,140		1.7%
All officers and directors as a group (six persons)	732,640	[1,2,3,4]	23.6%
Avenir Corporation 1725 K Street, NW, Suite 401 Washington, D.C. 20006	279,960	[5]	9.6%
Chapman Capital L.L.C. 222 N. Sepulveda Blvd. El Segundo, California 90245	210,600	[7]	7.2%
Strome Investment Management L.P. 100 Wilshire Boulevard, Suite 1500 Santa Monica, California 90401	210,000	[6]	7.2%
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

*
Less than 1%.

1
Includes 87,819 shares currently issuable upon exercise of options, 50,000 shares owned by a family trust, of which Mr. Cassidy disclaims beneficial ownership of 25,000 shares, and 8,334 shares issuable upon exercise of options beginning January 30, 2003.

2
Includes 12,563 shares currently issuable upon exercise of options and 1,668 shares issuable upon exercise of options beginning January 30, 2003.

3
Includes 42,820 shares currently issuable upon exercise of options and 8,334 shares issuable upon exercise of options beginning January 30, 2003.

4
Does not include an aggregate of 2,000 shares owned by family trusts, of which Mr. DiBenedetto disclaims beneficial ownership.

5
Based on Schedule 13G, filed on February 15, 2002.

6
Based on Schedule 13D/A, filed on October 16, 2002.

7
Based on Schedule 13D, filed on December 13, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        All current transactions between the Company, and its officers, directors and principal stockholders or any affiliates thereof are, and in the future such transactions will be, on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

ITEM 14. CONTROLS AND PROCEDURES

        Within the 90-day period prior to the filing date of this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of the Company's management. Based on that evaluation, management has concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, particularly during the period when our periodic reports are being prepared. Subsequent to the date of management's evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this report:

1.
The financial statements:

          The consolidated financial statements included in this item are indexed on page F—1 "Index to Financial Statements".

  2.
  Financial Statement schedules:

          None

  3.
  Exhibit list.

        The following exhibits were previously filed as indicated or are filed herewith.

3.1[1]	Certificate of Incorporation and By-laws of Company.
3.1(a)[3]	Amendment, dated June 29, 1995, to the Company's By-Laws.
3.1(a)[5]	Amendment to Certificate of Incorporation, dated June 10, 1997.
3.1(b)[5]	Amendment to Company's By Laws, dated June 10, 1997.
3.1(d)[7]	Amendment to Company's Bylaws, dated June 2, 2000.
4[4]	Rights Agreement, dated as of December 12, 1996, between National Wireless Holdings Inc. and Continental Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations designating the relative rights, preferences and limitations of the Series A Junior Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Shares.
4(a)[7]	Amendment to Rights Agreement, dated as of December 12, 1996.
4.12	Specimen of Common Stock Certificate.
10.18	Restated and Amended Employment Agreement with Terrence S. Cassidy, dated June 26, 2000
10.40[5]	Form of Director Indemnification Agreement.
10.42[5]	1997 Equity Incentive Plan.
10.47	Loan Documentation relating to the ENS Credit Facility.
(a) Restated Loan Agreement[6].
(b) Note[6].
(c) Bridge Note[9].
(d) Additional Note[12].
(e) Amendment No 6[10].
10.48	2000 Non Employee Directors Stock Option Plan[11].
21	Subsidiaries of the registrant[14].
99.1	Factors That May Affect Future Results of Operation[14].
99.2	Press Release dated August 9, 2002[13].
99.3	Certification[14].
(b)	Reports on Form 8-K: Not applicable.

1
—Filed with the initial filing of the Company's Registration Statement on Form S-1, File No. 33-7914.
2
—Filed with Amendment No. 3 to the Company's Registration Statement.
3
—Filed with Form 10-Q for the Quarter ended July 31, 1995.
4
—Filed with Form 8-K dated February 26, 1997.
7
—Filed with Form 10-Q for the Quarter ended April 30, 1997.
5
—Filed with Form 10-Q for the Quarter ended July 31, 1997.
6
—Filed with Form 10-Q for the Quarter ended April 30, 1999.
7
—Filed with Form 10-Q for the Quarter ended April 30, 2000.
8
—Filed with Form 10-Q for the Quarter ended July 31, 2000.
9
—Filed with Form 10-K for the Year ended October 31, 2000
10
—Filed with Form 10-K for the Year ended October 31, 2001.
11
—Filed with Schedule 14A dated May 26, 2000.
12
—Filed with Form 10-Q for the Quarter ended January 31, 2001.
13
—Filed with Form 10-Q for the Quarter ended July 31, 2002.
14
—Filed herewith.

NWH, Inc.
Consolidated Financial Statements

Report of Independent Accountants

To the Board of Directors and Stockholders
of NWH, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) on page 32 present fairly, in all material respects, the financial position of NWH, Inc. and its subsidiaries at October 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

January 15, 2003

NWH, Inc.
Consolidated Balance Sheets
As of October 31, 2002 and 2001

	2002	2001
Assets
Current assets:
Cash and cash equivalents	$31,498,217	$19,231,683
Marketable securities	13,954,738	34,794,641
Trade and other receivables, net of allowance of $45,446 and $48,000 as of October 31, 2002 and 2001, respectively	2,083,653	2,245,892
Prepaid expenses and other current assets	1,285,420	1,246,696

Total current assets	48,822,028	57,518,912
Property and equipment, net of accumulated depreciation of $2,908,186 and $2,020,469 as of October 31, 2002 and 2001, respectively	2,953,741	2,963,438
Goodwill, net of accumulated amortization of $1,295,000 as of October 31, 2002 and 2001	3,762,187	2,972,117
Investments and other assets	728,413	564,863

Total assets	$56,266,369	$64,019,330

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$1,794,443	$2,055,230
Call options written, at fair value	4,592,925	2,397,791
Securities sold short, at fair value	1,307,500	3,700,000
Current maturities of long-term debt	270,792	264,364
Current income taxes	958,130	58,130
Deferred income taxes	4,735,333	8,135,333

Total current liabilities	13,659,123	16,610,848
Notes payable to related parties	140,000	140,000
Long-term debt	86,121	348,662

Total liabilities	13,885,244	17,099,510

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 3,333,000 shares issued and outstanding	33,330	33,330
Additional paid-in capital	23,071,872	23,071,872
Retained earnings	22,860,321	18,674,613
Accumulated other comprehensive income	1,137,672	5,333,000
Treasury stock, 388,400 and 16,500 shares, respectively, at cost	(4,722,070)	(192,995)

Total stockholders' equity	42,381,125	46,919,820

Total liabilities and stockholders' equity	$56,266,369	$64,019,330

NWH, Inc.
Consolidated Statements of Operations
For the years ended October 31, 2002, 2001 and 2000

	2002	2001	2000
Services revenue	$11,930,646	$12,183,824	$9,031,402
Cost of services	5,600,431	7,030,617	5,311,549
Professional fees	693,110	586,640	624,969
General and administrative	5,875,099	7,530,421	6,631,458
Depreciation and amortization	343,223	756,759	777,452

Total expenses	12,511,863	15,904,437	13,345,428

Loss from operations	(581,217)	(3,720,613)	(4,314,026)

Other income (expense):
Gain on securities transactions, net	5,322,634	8,614,811	4,040,583
Dividend income	403,841	396,068	449,963
Interest income	438,263	1,897,846	1,729,998
Interest expense	(97,813)	(123,673)	(72,906)

	6,066,925	10,785,052	6,147,638

Income before provision for income taxes and cumulative effect of a change in accounting for written call options	5,485,708	7,064,439	1,833,612
Provision for income taxes	1,300,000	2,100,000	51,000

Income before cumulative effect of change in accounting for written call options	4,185,708	4,964,439	1,782,612
Cumulative effect of change in accounting for written call options net of income taxes of $(1,514,667)	—	(2,812,000)	—

Net income	$4,185,708	$2,152,439	$1,782,612

Net income per common share:
Basic	1.35	0.65	$0.53

Diluted	$1.35	0.65	$0.53

Weighted average number of common shares outstanding:
Basic	3,094,724	3,333,000	3,333,000

Diluted	3,094,724	3,333,000	3,345,482

NWH, Inc.
Consolidated Statements of Comprehensive Loss
For the years ended October 31, 2002, 2001 and 2000

	2002	2001	2000
Net income	$4,185,708	$2,152,439	1,782,612

Other comprehensive income, net of tax:
Cumulative effect of a change in accounting for written call options, net of income taxes of $1,514,667	—	2,812,000	—
Net unrealized holding loss on marketable securities arising during the period, net of income taxes of ($2,146,240), ($1,421,737) and ($1,123,414), respectively	(3,909,775)	(4,062,105)	(1,280,073)
Reclassification adjustment for gains recognized in net income, net of income taxes of ($153,760), ($376,712), and (476,586), respectively	(285,553)	(1,076,319)	(543,942)

Other comprehensive loss	(4,195,328)	(2,326,424)	(1,824,015)

Comprehensive loss	$(9,620)	$(173,985)	$(41,403)

NWH, Inc.
Consolidated Statements of Stockholders' Equity
For the years ended October 31, 2002, 2001 and 2000

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total
Balance, October 31, 1999	$33,330	$23,071,872	$14,739,562	$9,483,439	$		$47,328,203
Net income	—	—	1,782,612	—		—	1,782,612
Unrealized loss on marketable securities, net	—	—	—	(1,824,015)			(1,824,015)

Balance, October 31, 2000	33,330	23,071,872	16,522,174	7,659,424		—	47,286,800
Net income	—	—	2,152,439	—		—	2,152,439
Treasury stock, at cost	—	—	—	—		(192,995)	(192,995)
Unrealized loss on marketable securities, net	—	—	—	(2,326,424)		—	(2,326,424)

Balance, October 31, 2001	33,330	23,071,872	18,674,613	5,333,000		(192,995)	46,919,820
Net income			4,185,708				4,185,708
Treasury stock, at cost						(4,529,075)	(4,529,075)
Unrealized loss on marketable securities, net				(4,195,328)			(4,195,328)

Balance, October 31, 2002	$33,330	$23,071,872	$22,860,321	$1,137,672		$(4,722,070)	$42,381,125

NWH, Inc.
Consolidated Statements of Cash Flows
For the years ended October 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$4,185,708	$2,152,439	$1,782,612
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,162,379	1,392,629	1,044,944
Loss on existing satellite programming uplink operations	—	524,645	—
(Accretion) amortization of interest	(8,562)	32,685	(105,000)
Gain on security transactions, net	(5,691,462)	(3,009,807)	(4,040,583)
Unrealized loss (gain) on marketable securities	368,828	(1,278,338)	—
Deferred income taxes	(1,100,000)	548,536	(1,050,000)
Bad debt expense	28,843	29,082	84,682
Change in assets and liabilities:
Trade and other receivables	133,396	(407,736)	(30,423)
Refundable income taxes	—	—	556,870
Prepaid expenses and other current assets	(38,724)	148,508	(280,363)
Investments and other assets	(163,550)	87,544	(449,662)
Accounts payable and accrued expenses	(260,787)	52,664	932,425
Current income taxes payable	900,000	(220,000)	278,130

Net cash (used in) provided by operating activities	(483,931)	52,851	(1,276,368)

Cash flows from investing activities:
Acquisition of property and equipment	(169,101)	(526,066)	(457,986)
Increase in internally developed software	(983,581)	(1,307,211)	(388,466)
Proceeds from sale of property and equipment	—	209,822	—
Acquisition of marketable securities	—	(23,232,572)	(20,792,000)
Proceeds from sale of marketable securities	14,918,097	33,065,559	1,561,661
Proceeds from sale of marketable securities—short sale	2,006,967	4,109,479	4,602,580
Acquisition of marketable securities—short sale	(3,966,003)	(4,611,442)	—
Acquisition of written call options	(10,735,427)	(19,533,500)	(11,834,745)
Proceeds from sale of written call options	17,254,771	20,059,023	15,442,700
Acquisition of common stock of ENS	(790,070)	(100,000)	—

Net cash provided by (used in) investing activities	17,535,653	8,133,092	(11,866,256)

Cash flows from financing activities:
Payments of long-term debt, net	(256,113)	(282,141)	(91,163)
Acquisition of treasury stock	(4,529,075)	(192,995)	—

Net cash used in financing activities	(4,785,188)	(475,136)	(91,163)

Net increase (decrease) in cash and cash equivalents	12,266,534	7,710,807	(13,233,787)
Cash and cash equivalents, beginning of year	19,231,683	11,520,876	24,754,663

Cash and cash equivalents, end of year	$31,498,217	$19,231,683	$11,520,876

Supplemental disclosure of cash flow information:
Cash paid for interest	$97,813	$126,253	$89,524
Cash paid for taxes	1,500,000	302,500	326,000
Capital lease assets acquired and obligations incurred	13,686	305,631	149,259

NWH Inc.

Notes to Consolidated Financial Statements

1.    Company Operations

        NWH, Inc. ("the Company") formerly known as National Wireless Holdings Inc., a Delaware corporation organized on August 31, 1993, is an electronic commerce and communications company focusing primarily on acquisition and operation of telecommunications, e-commerce and other strategically linked businesses. The Company currently owns substantially all of Electronic Network Systems Inc., ("ENS") formerly known as Electronic Data Submission Systems, Inc., a business-to-business healthcare e-commerce data interchange company, providing links between healthcare providers and payers. In addition to this business, the Company continues its business of acquiring controlling interests in telecommunications, healthcare and other strategically linked areas. The Company may acquire or invest in other businesses. In June 1997, the Company sold its wireless cable assets in Miami, Florida in exchange for common stock of BellSouth Corporation.

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

        Effective November 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under the pronouncement, written call options are measured at fair value on the balance sheet with unrealized gains and losses recognized in the statement of operations. Previously, written call options were measured at fair value on the balance sheet, however, unrealized gains and losses were not recognized in the statement of operations until settlement. The unrealized loss on written call options, which was balanced by a rise in the market value of the underlying stock, was approximately $4,327,000 on November 1, 2000 and was recorded as a cumulative effect. The tax effect of this unrealized loss was $1,515,000.

        The Company utilizes written call options to protect its position in BellSouth common stock, preserve its tax basis and reduce equity price risk.

Property and Equipment

        Property and equipment purchases are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets as follows:

Computer equipment	3 years
Furniture, fixtures and equipment	5 years
Scanning equipment	5 years

        Leasehold improvements are recorded at cost. Amortization is provided using the straight-line method over the shorter of the life of the improvements or the related lease term.

Internally Developed Software

        The Company capitalizes purchased software which is ready for service and development costs for software incurred from the time the preliminary project stage is completed until the software is ready for use. Under the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), the Company capitalizes costs associated with software developed or obtained for internal use when the both the preliminary project state is completed and the Company management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and (3) interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

        Research and development costs and computer software maintenance costs related to software development are expensed as incurred. Capitalized software development costs are amortized using the straight-line method generally over four years, not to exceed the expected life of the product. The carrying value of capitalized software development costs is regularly reviewed by the Company, and a loss is recognized if the value of estimated undiscounted cash flows benefit related to the asset falls below the unamortized costs. Amortization expense was $410,763, $224,642 and $19,569 for the years ended October 31, 2002, 2001 and 2000, respectively.

Impairment of Long-Lived Assets

        The Company investigates potential impairments of its long-lived assets when evidence exists that events or changes in circumstances may have made recovery of an asset's carrying value unlikely. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows is less than the carrying amount of the asset. No such losses have been identified.

Goodwill

        Goodwill represents the excess of the purchase price over the net assets of acquired companies. Effective November 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combination" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new pronouncements, goodwill and intangible assets that have an indefinite life will no longer be amortized, but will be subject to at least an annual impairment test in accordance with the statement. Other intangible assets that have finite useful lives will continue to be amortized over their useful life. Prior to adoption, goodwill was amortized on the straight-line method over 15 years. Such amortization is included in depreciation and amortization in the financial statements.

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

        Marketable securities, Call options written, and Securities sold short are reflected at fair value on the accompanying consolidated balance sheet at October 31, 2002.

        Long-term debt relates principally to equipment lease obligations and a note payable to a related party. Interest rates on the debt approximate the rates available at October 31, 2002 and the Company believes that their carrying value of debt at October 31, 2002 approximates fair value.

Revenue Recognition

        Service revenue and revenue associated with electronic transactions to and from physicians, hospital networks and health insurance carriers is recognized as earned in the period the services are provided. Installation revenue and the related costs are deferred when received or incurred and recognized over a twelve month period corresponding with the term of the service contract. Development fees and the related costs are deferred when received and recognized over the period corresponding with the term of the related contract (four to seven years).

        The Company had two customers that made up 31% and 11% of service revenues and 23% and 8% of trade and other receivables as of October 31, 2002, respectively. The Company had two customers that made up 30% and 12% of service revenues and 18% and 9% of trade and other receivables as of October 31, 2001, respectively. The Company had two customers that made up 16% and 14% of service revenues and 7% and 23% of trade and other receivables, as of October 31, 2000, respectively.

        During fiscal 2002, the Company amended its service agreement with the largest customer in fiscal 2002 noted above. The amendment increases the potential revenue by providing services to an entity related to that customer. Also during the year, the Company was notified that two payer contracts, one of which is the second largest customer noted above, will be terminated during the first quarter of fiscal 2003. Going forward, the combination of these changes will result in an increased reliance by the Company on its largest customer.

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

Earnings Per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by adjusting weighted average number of common shares outstanding assuming conversion of all potentially dilutive stock options.

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

        On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123". This statement amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company does not expect the adoption to have a material effect on the earnings or financial position of the Company.

Reclassifications

        Certain prior year amounts have been reclassified to conform to fiscal 2002 presentation.

3.    ENS

        In 1996, the Company acquired a controlling interest in ENS and, by July 1998, the Company increased its interest in ENS from 50% to 58% of the outstanding common stock and, with additional voting rights, 82% control of ENS, all for an aggregate investment of $3,837,420 (including $1,749,920 paid to a stockholder). In July 1999, the Company purchased from a stockholder an additional 6.4% of the common stock for $513,450. In a capital call on October 20, 2000, the Company purchased from ENS $1,000,000 of common stock, which when combined with its existing share ownership represented 80% of the outstanding common stock and, with additional voting rights, 97% control of ENS. In August 2001, the Company purchased an additional 2.8% of the common stock of ENS for $513,450 from a stockholder.

        The acquisitions have been accounted for under the purchase method of accounting and the results of operations from the date of purchase have been reflected in the consolidated statement of operations. The purchase price in excess of the fair value of the assets acquired and liabilities assumed has been allocated to goodwill.

        On December 7, 2001, the Company acquired 1,774,333 shares of the voting common stock of ENS from a stockholder for $500,000 in cash and $200,000 in the form of a contingent note, payable only in the event of sale of ENS. This increased the Company's ownership to 91% of the outstanding common stock (assuming conversion of its preferred stock), and with additional voting rights, 98.5% control of ENS.

        On June 27, 2002, the Company acquired 586,000 shares of the voting common stock of ENS from two shareholders for a total of $290,070 in cash. This increases the Company's ownership to 94% of the outstanding common stock (assuming conversion of its preferred stock), and with additional voting rights, 99% control of ENS.

        On July 23, 2002, ENS amended its Loan Agreement with the Company to amend the repayment terms such that all balances outstanding will become due and payable on December 31, 2004. The Company had outstanding loans to ENS of $6,466,329 and $6,109,811, including accrued interest, as of October 31, 2002 and 2001, respectively. These balances are eliminated upon consolidation.

        ENS had an accumulated deficit of approximately $6,600,000 as of September 30, 2002, net of interest payable to the Company, which is eliminated in consolidation. The Company has committed to support the operations of ENS through September 30, 2003.

4.    Marketable Securities

        Marketable securities consist of the following:

	Cost	Unrealized Holding Gains (Losses)	Fair Value
As of October 31, 2002:
BellSouth common stock	$12,217,067	$1,737,671	$13,954,738

As of October 31, 2001:
BellSouth common stock	$13,361,753	$8,233,001	$21,594,754
Federal Home Loan debt security maturing November 15, 2001	10,068,205	(65,518)	10,002,687
Federal Home Loan debt security maturing November 9, 2001	3,162,667	34,533	3,197,200

	$26,592,625	$8,202,016	$34,794,641

        Included on the balance sheet are call options written on BellSouth, common stock as of October 31, 2002 and 2001 at a fair value of $4,592,925 and $2,397,791 reflecting contracts for 483,000 and 430,000 shares with a weighted average price of $9.51 and $5.58 and exercise ranges of November 15, 2002 to December 20, 2002 and November 16, 2001 to December 21, 2001, respectively. Short sales of BellSouth common stock are also reflected on the balance sheet as of October 31, 2002 and 2001 at a fair value of $1,307,500 and $3,700,000, representing 50,000 and 100,000 shares, respectively.

        On February 26, 1997, the Company and its wholly-owned subsidiary, entered into an agreement with BellSouth whereby a wholly-owned subsidiary of the Company was exchanged for Bell South common stock. The transaction amounted to $48,000,000 and was treated as a tax-free reorganization. The BellSouth common stock is reflected as available for sale marketable securities.

5.    Property and Equipment

	October 31, 2002	October 31, 2001
Computer equipment	$1,849,360	$1,870,186
Scanning equipment	744,915	737,519
Leasehold improvements, office equipment and service vehicles	602,393	680,524
Internally developed software	2,665,259	1,695,678

Total property and equipment	5,861,927	4,983,907
Less: Accumulated depreciation and amortization	(2,908,186)	(2,020,469)

Total property and equipment, net	$2,953,741	$2,963,438

        Depreciation and amortization expense was $1,162,379, $1,392,629 and $1,044,944 for the years ended October 31, 2002, 2001 and 2000, respectively. Of these amounts, depreciation of equipment in the amount of $408,393 and amortization of software costs in the amount of $410,763, totaling $819,156 is included in Cost of Services for the year ended October 31, 2002. Depreciation of equipment in the amount of $411,228 and $247,923 and amortization of software costs in the amount of $224,642 and $19,569, totaling $635,870 and $267,492 for the years ended October 31, 2001 and 2000, respectively, were previously included in Depreciation and Amortization. These amounts were reclassified in the current year and are included in Cost of services.

6.    Goodwill

        The changes in the carrying amount of goodwill for the year ended October 31, 2002 are as follows:

	ENS Segment	Total
Balance as of November 1, 2001	$2,972,117	$2,972,117
Goodwill acquired during year	790,070	790,070

Balance as of October 31, 2002	$3,762,187	$3,762,187

        The Company completed the first step of the transitional goodwill impairment test upon adoption of SFAS 142 and did not record an impairment charge as a result. As required by SFAS 142, the Company assessed the carrying value of goodwill as of October 31, 2002 and did not record an impairment charge as a result.

        In accordance with SFAS 142, a reconciliation of the previously reported net income and net income per share amounts adjusted for the exclusion of goodwill amortization, net of any related income tax effect, is as follows:

	For the years ended
	2002	2001	2000
Reported net income	$4,185,708	$2,152,439	$1,782,612
Goodwill amortization, net of tax	—	184,966	184,966

Adjusted net income	4,185,708	2,337,405	1,967,578
Basic weighted average common shares outstanding	3,094,724	3,333,000	3,333,000
Basic net income per common share:
Reported net income	1.35	0.65	0.53
Goodwill amortization, net of tax	—	0.06	0.06

Adjusted net income	1.35	0.70	0.59

Diluted weighted average common shares outstanding	3,094,724	3,333,000	3,345,482

Diluted net income per common share:
Reported net income	1.35	0.65	0.53
Goodwill amortization, net of tax	—	0.06	0.06

Adjusted net income	1.35	0.70	0.59

7.    Long-Term Debt

        The Company's long-term debt is comprised of capital lease obligations of $305,115 with interest rates ranging from 6.0% to 18.9%, expiring through 2006 and a term loan of $51,798 with interest of 4.85% expiring in March 2004. Current maturities of capital lease obligations and the term loan are $236,658 and $34,134, respectively. The term loan is collateralized by other assets held by the Company. Included in property and equipment, net, are assets held under capital leases of $267,422.

8.    Income Taxes

        The provision (benefit) for income taxes comprises:

	2002	2001	2000
Federal:
Current	$2,350,000	$400,000	$839,500
Deferred	(1,100,000)	1,700,000	(150,000)
State and Local:
Current	50,000	—	68,500
Deferred	—	—	(707,000)

	$1,300,000	$2,100,000	$51,000

        As of October 31, 2002, 2001 and 2000, the deferred income tax liability relates primarily to marketable securities received from BellSouth comprising the gain not yet recognized for income tax purposes and the unrealized gain on such securities since the sale (Note 1).

        Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

	2002	2001	2000
US statutory rate	34.0%	34.0%	35.0%
State taxes	0.9	—	(1.6)
Goodwill amortization and other permanent differences	(5.5)	0.4	(30.6)
Utilization of net operating loss carryforward	(5.7)	(4.7)	—
Effective tax rate	23.7%	29.7%	2.8%

9.    Capital Stock

        The Company is authorized to issue 1,000,000 shares of Serial Preferred Stock, par value $.01 per share with dividend and liquidation preferences over the Common Stock. Stockholders of the Company have the right to purchase Serial Preferred Stock upon certain changes in the Company's ownership.

        The Company acquired 371,900 and 16,500 shares of its common stock for $4,529,075 and $192,995 for the years ended October 31, 2002 and 2001, respectively, under a plan that permits the acquisition of up to 20% of the Company's stock.

10.    Commitments and Contingencies

        The Company leases administrative facilities and office equipment under operating leases that expire between 2002 and 2007. Certain of the leases contain escalation clauses providing for increased rentals based on operating expenses or the consumer price index. Rent expense, net of rental income, under operating leases was approximately $685,000, $750,000 and $604,000 for the years ended October 31, 2002, 2001 and 2000, respectively.

        Future annual minimum rental payments as of October 31, 2002 under noncancellable operating leases for the next five years are as follows:

Year ending October 31,	Amount
2003	$414,000
2004	218,000
2005	213,000
2006	182,000
2007	45,000

$1,072,000

        The Company is a party to various claims in the ordinary course of business. Management believes that the aggregate impact of such claims, if any, will not have a material impact on the financial position, results of operations, or liquidity of the Company.

11.    Employment Agreement

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

12.    Stock Option Plans

        The 1993 Stock Option Plans, as amended, and the 1997 Equity Incentive Plan (collectively, the "Plans") have participants which include key employees (including officers), directors, advisors, and independent consultants to the Company or to any of its subsidiaries. The Company has authorized 80,000 and 170,00 shares of Common Stock for options under the 1993 and 1997 Plans, respectively. Options granted to employees may be designated as incentive stock options ("ISO's") or non-qualified stock options ("NQSO's"), as defined by the Internal Revenue Service. Options granted to independent consultants and other non-employees may only be designated NQSO's.

        The exercise price of options granted under the Plans may not be less than 100% of the fair market value of the Common Stock on the date of grant. Generally, options will be exercisable for a term that will not exceed ten years from the date of grant.

        During 2002 and 2001, the Company granted 105,000 and 65,000 options under the Plans. These options have a five year life. The vesting period is at the discretion of the Board of Directors. Options granted during 2001 vest ratably over 3 years. Options granted during 2002 vested immediately. In July 2002, 50,000 of the options granted in 1997 expired. In July 2001, 130,000 of the options granted in 2000 were surrendered.

        In March 2000, the Company adopted the 2000 Director Option Plan covering an aggregate of up to 70,000 shares of Common Stock, pursuant to which the Company shall grant 5 year options for 5,000 shares upon the appointment of an outside director and 2,500 shares annually to each outside director on the date of the annual stockholders meeting. Options granted under this plan are exercisable at the fair market value of the Common Stock at the date of the grant. In accordance with this plan the Company granted 10,000 options during 2002 and 2001. These options have a five year life. Options granted upon appointment vest ratably over three years beginning the grant date. Options granted annually vest immediately.

        Information with respect to shares under option is summarized below:

	ISO's	NQSO's	Exercise Price Per Share
Balance, October 31, 1999	11,730	88,270	$17.05
Granted	—	130,000	$30.00-$33.00
Expired	(5,865)	(44,135)	$17.05

Balance, October 31, 2000	5,865	174,135	$17.05-$33.00

Granted	16,667	58,333	$12.75-$18.00
Surrendered	—	(130,000)	$30.00-$33.00

Balance, October 31, 2001	22,532	102,468	$12.75-$18.00

Granted	6,729	108,271	$12.06-$14.86
Expired	(11,422)	(38,578)	$17.05

Balance, October 31, 2002	17,839	172,161	$12.06-$18.00

Exercisable, October 31, 2002	3,703	164,630

        The remaining weighted average contractual life of options outstanding at October 31, 2002 was 4.40 years.

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

	2002	2001	2000
Net income
As reported	$4,185,708	$2,152,439	$1,782,612
Pro forma	$3,719,133	$2,069,553	$1,353,662
Earnings per share
Basic	$1.35	$0.65	$0.53
Diluted	$1.35	$0.65	0.53
Pro forma basic	$1.20	$0.62	$0.41
Pro forma diluted	$1.20	$0.62	$0.40

        These pro forma adjustments to net income and net income per common share assume fair values of each option grant estimated using the Black-Scholes option pricing formula. The more significant assumptions underlying the determination of such fair value for options granted include: (i) weighted average risk-free interest rates of 2.93%; (ii) weighted average expected option life of 5 years; (iii) an expected volatility of 45%, and (iv) an expected dividend yield of 0%. The per share weighted average fair value at the dates of grant for options awarded was $5.11 and the weighted average exercise price was $15.57.

13.    Earnings per Share

        Basic and diluted earnings per share are calculated based on the following:

	Year Ended October 31,
	2002	2001	2000
Weighted average common shares outstanding:
Basic	3,094,724	3,333,000	3,333,000
Dilutive effect of stock options	—	—	12,482

Diluted	3,094,724	3,333,000	3,345,482

        For 2001, the Company recorded the cumulative effect of change in accounting for written call options. Its effect on earnings per share is as follows:

		Per Share
		Basic	Diluted
Income before cumulative effect of change in accounting for written call options	$4,964,439	$1.22	$1.22
Cumulative effect of change in accounting for written call options, net of taxes	(2,812,000)	(.83)	(.83)

Net income	$2,152,439	$(.65)	$(.65)

14.    Employee Benefit Plan

        The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows employees to make contributions up to a specified percentage of their compensation. The Company's matching of contributions is discretionary. No contributions were made by the Company in 2001 or 2000. The Company contributed $21,466 to the plan during the year ended October 31, 2002.

15.    Related-Party Transactions

        The note payable to related party of $140,000 as of October 31, 2002 and 2001 represents a loan to ENS from a director of ENS. The note bears interest at 8% and is due on demand after the full payment of the intercompany loan from ENS to the Company (which is eliminated in consolidation in the accompanying financial statements). On September 27, 2000, the Company loaned $160,000 to this director under a promissory note bearing interest of 8%, due July 27, 2001. The due date of the loan and accrued interest, which together total $170,667, was extended to July 27, 2003. This balance is included in trade and other receivables. On December 7, 2001 this director is no longer employed by the Company, commensurate with the Company's acquisition of this director's ENS stock.

        On March 13, 2002, the Company loaned $200,000 to an employee of ENS under a promissory note bearing interest of 5%, due March 13, 2007. This balance is included in investments and other assets.

        The Company leases office space, on a month-to-month basis, in Rantoul, Illinois from a company, which is owned jointly by the former Chairman and an officer of the Company, for $1,750 per month. The Company also subleases office space in New York to a company owned by a director of the Company. The sublease, which commenced December 1, 1994, is on a month-to-month basis. Rental income related to this sublease was $52,500, $30,000 and $23,200 for the years ended October 31, 2002, 2001 and 2000, respectively.

16. Operating Segments

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

        Information with respect to the segments is as follows:

	NWH and Other	ENS	Total
Year-ended October 31, 2002:
Revenues:
Service	$—	$11,930,646	$11,930,646
Expenses:
Cost of services, professional fees, and general and administrative	(1,848,786)	(10,319,854)	(12,168,640)
Depreciation and amortization	(9,022)	(334,201)	(343,223)

(Loss) income from operations	(1,857,808)	1,276,591	(581,217)

Total assets	$47,328,605	$8,937,764	$56,266,369

Capital expenditure for property and equipment	$1,894	$167,207	$169,101

Year-ended October 31, 2001:
Revenues:
Service	$30,078	$12,153,746	$12,183,824
Expenses:
Cost of services, professional fees, and general and administrative	(2,418,597)	(12,729,081)	(15,147,678)
Depreciation and amortization	(156,342)	(600,417)	(756,759)

Loss from operations	(2,544,861)	(1,175,752)	(3,720,613)

Total assets	$56,287,773	$7,731,557	$64,019,330

Capital expenditures for leasehold improvements, office equipment, service vehicles and transmission equipment	$—	$1,833,277	$1,833,277

Year-ended October 31, 2000:
Revenues:
Service	$226,278	$8,805,124	$9,031,402
Expenses:
Cost of services, professional fees, and general and administrative	(2,043,479)	(10,524,497)	(12,567,976)
Depreciation and amortization	(383,181)	(394,271)	(777,452)

Loss from operations	(2,200,382)	(2,113,644)	(4,314,026)

Total assets	$65,811,179	$6,738,105	$72,549,284

Capital expenditure for leasehold improvements, office equipment, service vehicles and transmission equipment	$5,410	$1,033,281	$1,038,691

17.    Quarterly Financial Information (Unaudited)

        Quarterly information for 2002 and 2001 is set forth in the table below:

	Quarter Ended
	January 31	April 30	July 31	October 31
2002:
Revenue	$2,970,844	$3,003,711	$2,961,599	$2,994,492
(Loss) income before cumulative effect of a change in accounting for written call options	(720,863)	2,956,162	1,437,513	512,896
Net income	(720,863)	2,956,162	1,437,513	512,896
Net (loss) income per common share:
Basic	(0.22)	0.95	0.47	0.17
Diluted	(0.22)	0.95	0.47	0.17
2001:
Revenue	$3,030,862	$3,097,723	$3,070,199	$2,985,040
Income before cumulative effect of a change in accounting for written call options	3,007,980	413,646	525,726	1,017,087
Net income	195,980	413,646	525,726	1,017,087
Income before cumulative effect of a change in accounting for written call options per share:
Basic	0.90	0.12	0.16	0.31
Diluted	0.90	0.12	0.16	0.31
Net income per common share:
Basic	0.06	0.12	0.16	0.31
Diluted	0.06	0.12	0.16	0.31

        The sum of the quarterly net income (loss) per common share amounts do not necessarily equal the full year amount primarily because the computations of the denominator for basic and diluted earnings per share for each quarter and the full year are made independently.

18.    Subsequent Event

        In January 2003, the Company adopted an incentive bonus plan for executives and consultants of ENS and members of the Advisory Board providing for payment of approximately 5% of any gain to the Company in the event of a sale of ENS or a public offering by ENS.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NWH, INC. (Registrant)
Date: January 23, 2003	By:	/s/ TERRENCE S. CASSIDY Terrence S. Cassidy Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRENCE S. CASSIDY Terrence S. Cassidy	Director	January 23, 2003
/s/ THOMAS R. DIBENEDETTO Thomas R. DiBenedetto	Director	January 23, 2003
/s/ LOUIS B. LLOYD Louis B. Lloyd	Director	January 23, 2003
/s/ MICHAEL A. MCMANUS, JR. Michael A. McManus, Jr.	Director	January 23, 2003
/s/ VINCENT TESE Vincent Tese	Director	January 23, 2003

QuickLinks

Securities registered pursuant to section 12(b) of the Act: None Securities registered pursuant to section 12(g) of the Act: Common Stock, $.01 Par Value Rights to Purchase Series A Junior Preferred Stock
NWH, INC. FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 31, 2002
TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
PART III
Summary Compensation Table
Option/SAR Grants in Last Fiscal Year
Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
PART IV
Report of Independent Accountants
NWH, Inc. Consolidated Balance Sheets As of October 31, 2002 and 2001
NWH, Inc. Consolidated Statements of Operations For the years ended October 31, 2002, 2001 and 2000
NWH, Inc. Consolidated Statements of Comprehensive Loss For the years ended October 31, 2002, 2001 and 2000
NWH, Inc. Consolidated Statements of Stockholders' Equity For the years ended October 31, 2002, 2001 and 2000
NWH, Inc. Consolidated Statements of Cash Flows For the years ended October 31, 2002, 2001 and 2000
NWH Inc. Notes to Consolidated Financial Statements
SIGNATURES