Form 10-Q
period 2003-01-31
NWH INC
filed 2003-03-13
CIK 915016

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to

Commission file number: 0-23598

NWH, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3735316
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

156 West 56 Street, Suite 2001, New York, NY

10019

(Address of principal executive offices)	(Zip Code)

(212) 582 1212
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is an accelerated filer

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value: 2,920,100 shares as of March 12, 2003.

NWH, Inc.
Part I – Financial Information
Item 1. Condensed Consolidated Financial Statements
Contents (Unaudited)

NWH, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	January 31, 2003	October 31, 2002

Assets

Current assets:
Cash and cash equivalents	$30,013,819	$31,498,217
Marketable securities	12,156,365	13,954,738
Trade and other receivables	1,801,241	2,083,653
Refundable income taxes	149,115	—
Prepaid expenses and other current assets	386,219	1,285,420
Total current assets	44,506,759	48,822,028

Property and equipment, net of accumulated depreciation of $3,317,391 and $2,908,186, respectively	2,751,950	2,953,741
Goodwill	3,762,187	3,762,187
Investments and other assets	703,589	728,413

Total assets	$51,724,485	$56,266,369

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable and accrued expenses	$1,330,991	$1,794,443
Call options written, at fair value	1,603,858	4,592,925
Securities sold short, at fair value	1,301,520	1,307,500
Current portion of long-term debt	251,509	270,792
Current income taxes	—	958,130
Deferred income taxes	4,665,333	4,735,333
Total current liabilities	9,153,211	13,659,123

Note payable to related party	140,000	140,000
Long-term debt	37,614	86,121
Total liabilities	9,330,825	13,885,244

Stockholders’ equity:
Preferred stock, $.01 par value: 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 20,000,000 shares authorized; 3,333,000 shares issued and outstanding	33,330	33,330
Paid-in capital	23,071,872	23,071,872
Retained earnings	24,344,522	22,860,321
Accumulated other comprehensive income	(40,701)	1,137,672
Treasury stock, 412,900 and 388,400 shares in 2003 and 2002, respectively, at cost	(5,015,363)	(4,722,070)
Total stockholders’ equity	42,393,660	42,381,125

Total liabilities and stockholders’ equity	$51,724,485	$56,266,369

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended January 31, 2003	For the Three Months Ended January 31, 2002
Services revenue	$3,046,090	$2,968,639

Cost of services	1,490,940	1,430,889
Professional fees	168,258	161,154
General and administrative	1,448,524	1,436,323
Depreciation and amortization	85,310	84,610
Total expenses	3,193,032	3,112,976

Loss from operations	(146,942)	(144,337)

Other income (expense):
Gain (loss) on securities transactions, net	1,577,111	(1,194,368)
Dividend income	93,638	110,892
Interest income	104,549	105,503
Interest expense	(15,408)	(28,553)
Other income	421,253	—

	2,181,143	(1,006,526)

Income (loss) before provision for income taxes	2,034,201	(1,150,863)

Provision (benefit) for income taxes	550,000	(430,000)

Net income (loss)	$1,484,201	$(720,863)

Net income (loss) per common share:
Basic	$0.51	$(0.22)

Diluted	$0.51	$(0.22)

Weighted average number of common shares outstanding:
Basic	2,922,034	3,270,184

Diluted	2,922,034	3,270,184

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended January 31, 2003	For the Three Months Ended January 31, 2002

Net income (loss)	$1,484,201	$(720,863)

Other comprehensive (loss) income:
Net unrealized holding (loss) gain on marketable securities arising during the period, net of income taxes (benefit) provision of ($620,000) and $602,324, respectively	(1,178,373)	1,118,602
Reclassification adjustment for gains recognized in net income, net of income taxes of $0 and $(49,372), respectively	—	(91,691)

Other comprehensive (loss) income	(1,178,373)	1,026,911

Comprehensive income	$305,828	$306,048

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended January 31, 2003	For the Three Months Ended January 31, 2002

Cash flows from operating activities:
Net income (loss)	$1,484,201	$(720,863)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	416,053	278,718
Accretion of interest income	—	(8,562)
(Gain) loss on securities transactions, net	(1,577,111)	1,194,368
Gain on sale of investment	(421,253)	—
Deferred income taxes	550,000	(580,000)
Bad debt expense	9,902	4,475
Changes in assets and liabilities:
Trade and other receivables	272,510	339,921
Refundable income taxes	(149,115)	—
Prepaid expenses and other current assets	(100,799)	(4,710)
Investments and other assets	24,824	62,054
Accounts payable and accrued expenses	(463,452)	(194,446)
Current income taxes payable	(958,130)	(50,000)
Net cash (used in) provided by operating activities	(912,370)	320,955

Cash flows from investing activities:
Acquisition of property and equipment	(94,790)	(14,563)
Increase in internally developed software	(119,472)	(184,960)
Proceeds from sale of marketable securities	—	13,605,241
Acquisition of marketable securities - short sale	1,309,805	2,006,967
Proceeds from sale of marketable securities - short sale	(1,301,382)	(3,966,003)
Acquisition of written call options	(5,482,569)	(4,166,250)
Proceeds from sale of written call options	4,056,210	4,581,149
Acquisition of common stock of ENS	—	(500,000)
Proceeds from sale of investment	1,421,253	—
Net cash (used in) provided by investing activities	(210,945)	11,361,581

Cash flows from financing activities:
Acquisition of treasury stock	(293,293)	(2,104,921)
Borrowing of short-term debt	—	100,000
Principal payments of short-term and long-term debt	(67,790)	(170,637)
Net cash used in financing activities	(361,083)	(2,175,558)

Net (decrease) increase in cash and cash equivalents	(1,484,398)	9,506,978

Cash and cash equivalents, beginning of period	31,498,217	19,231,683

Cash and cash equivalents, end of period	$30,013,819	$28,738,661

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,408	$28,553
Cash paid for income taxes	$1,000,000	$200,000

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of NWH, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial statements for these interim periods, have been recorded.  Operating results for the interim period are not necessarily indicative of the results that may be expected for a full year.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No. 0-23598) as filed with the Securities and Exchange Commission.

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

2.                                      Marketable Securities

Marketable securities consist of the following as of January 31, 2003:

	Cost	Unrealized Holding Loss	Fair Value

BellSouth common stock	$12,217,057	$(60,692)	$12,156,365

Included on the balance sheet are call options written on BellSouth common stock as of January 31, 2003 at a fair value of $1,603,858, reflecting contracts for 483,000 shares.  Also included on the balance sheet are short sales of Verizon common stock as of January 31, 2003 at a fair value of $1,301,520, representing 34,000 shares.

3.                                      Capital Stock

During the quarter ended January 31, 2003, the Company acquired 24,500 shares at its common stock for $293,293 under a plan that permits the acquisition of up to 20% of the Company’s stock.

4.                                      Sale of Investment

Included in prepaid expenses and other current assets at October 31, 2002 was an investment in a partnership accounted for at cost in the amount of $1,000,000.  During the quarter ended January 31, 2003, the Company sold such investment and recognized a gain of $421,253, which is included in other income.

5.                                      Segment Information

The Company currently operates in two segments; the holding company, including certain investments which are not currently material, and in ENS.

	NWH and Other	ENS	Total
Three months ended January 31, 2003

Revenues:
Service	$—	$3,046,090	$3,046,090

Expenses:
Cost of services, professional fees, and general and administrative	(381,321)	(2,726,401)	(3,107,722)
Depreciation and amortization	(465)	(84,845)	(85,310)
(Loss) income from operations	$(381,786)	$234,844	$(146,942)

Total assets	$42,947,541	$8,776,944	$51,724,485

Capital expenditure for property and equipment	$—	$214,262	$214,262

Three months ended January 31, 2002

Revenues:
Service	$—	$2,968,639	$2,968,639

Expenses:
Cost of services, professional fees, and general and administrative
Depreciation and amortization	(404,717)	(2,623,649)	(3,028,366)
Other	(2,579)	(82,031)	(84,610)
(Loss) income from operations	$(407,296)	$262,959	$(144,337)

Total assets	$53,474,026	$8,222,386	$61,696,412

Capital expenditure for property and equipment	$—	$199,523	$199,523

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NWH, Inc. (“NWH” or the “Company”), a Delaware corporation, is an electronic commerce and communications company focusing primarily on acquisition and operation of telecommunications, e-commerce and other strategically linked businesses.  The Company currently owns and operates Electronic Network Systems, Inc. (“ENS”), formerly known as Electronic Data Submission Systems, Inc., a business-to-business healthcare e-commerce data interchange company, providing links between healthcare providers and payers. In addition, the Company continues its business of acquiring controlling interests in telecommunications, healthcare, other strategically linked areas and other unrelated businesses. In June 1997, the Company sold its wireless cable assets in Miami, Florida in exchange for common stock of BellSouth Corporation.

The Company was incorporated in Delaware under the name National Wireless Holdings Inc. on August 31, 1993.  The Company’s fiscal year ends on October 31.

ENS is a leading healthcare transactions-processing intermediary.  At ENS, we execute a full-cycle suite of payer-driven services and products known as Health-e Network® that establishes a transactions processing environment for payers, physicians and other healthcare providers, including hospitals and laboratories.  Our services and products, (1) create healthcare e-commerce connectivity between payers, physicians and other healthcare providers, (2) significantly reduce the volume of paper healthcare transactions and processing errors, and (3) set a clear migration path for payers, physicians and other healthcare providers to utilize Internet and Web-based applications and services effectively for greater operational efficiency.  We believe Health-e Network® is one of the most effective services addressing the need to handle both paper and electronic transactions on behalf of its customers, to reduce or eliminate inefficient paper transactions and to conduct business electronically.

In excess of 27,000 providers are connected to our e-commerce and Internet services and, through our payer contracts, we currently conduct daily paper to e-commerce claim conversion for another 185,000 healthcare providers.  Our revenues are generated from payers, physicians, other providers and strategic partners through recurring subscriptions, flat or per transaction fees and revenue sharing.  As of March 10, 2003, we were connected to over 1,000 commercial healthcare plans, managed care organizations and Blue Cross/Blue Shield plans, as well as Medicare, Medicaid and CHAMPUS.

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

ENS Services – Health-e Network®

Health-e Network® suite of services addresses 100% of the healthcare industry’s transaction processing, both e-commerce and paper.  As a provider of a full-cycle payer, physician and provider e-commerce suite of services, ENS developed these services to enhance the providers’ and payers’ administrative efficiency.  The service offerings range from a front-end data capture/transmission software, to advanced pre-adjudication software, to simple mailroom services.  ENS presently services over 1,000 payer clients for the e-commerce claims component of Health-e Network® and provides five payer organizations with the full suite of payer services.

Health-e Network® includes the following:

•                  Healthcare e-Commerce Transactions Processing ENS delivers multiple applications that enable healthcare providers easily to conduct key healthcare transactions with many payers.  ENS provides these e-commerce applications through the Internet and on multiple operating systems.  ENS also delivers transaction processing capabilities to strategic partners, such as medical management companies, who with their own software, access payers to conduct electronic business transactions via use of ENS’ Application Programming Interface (API).  ENS currently processes and routes medical and hospital claims, eligibility requests and responses, claims status, claims tracking, claim payment remittance information, reporting, referral and authorization transactions.  ENS plans to support all of the HIPAA defined transactions and deliver to providers various methods of conducting those transactions with payers.

•                  Provider Connectivity (Xpedite™) enables ENS to identify the paper and manual transaction volumes of a payer’s provider groups, target high paper submitters, track internal progress, and market specifically to selected healthcare transaction submitters.  Based on payer specific criteria, ENS assigns different levels of internal resources to convert these providers to electronic business processes with the payer. The Xpedite™ conversion program then goes beyond the sales process and combines efforts of all ENS internal departments.  The purpose of Xpedite™ is to connect providers on behalf of payer organizations to make the participants more efficient through e-commerce.

•                  Automated Document Services™ (ADS™) provides payers the complete front-end handling and conversion (imaging/scanning) of paper claims forms to an e-commerce format. Paper claims still constitute from 55-60% of provider claims volume industry-wide to commercial payers.  As the claims are converted to an electronic format, ENS captures the names of all paper-submitting providers in order to convert them for other e-commerce products and services with the payer’s support.  Utilization of Health-e Network® (which includes ADS™) provides a payer with the opportunity to have 100% e-commerce claims receipts.  With ENS as their partner and core e-commerce strategy implementer, payers can increase e-commerce transactions from their provider constituency.

•                  Pre-Adjudication Software System™ (PASS™) provides a single, HIPAA-compliant connectivity entry point to a payer for all claims transactions, including transactions received via the Internet, through private e-commerce networks, and received on paper. PASS™ channels the claims by utilizing customized and algorithm-based logic, and conducts the vital claims processing function of provider and member matching, including real-time eligibility verification, a critical payer requirement for increased claims paying accuracy and efficiency. ENS’ PASS™ is an open, flexible solution that is used with the vast majority of today’s payer operating environments.

•                  HIPAA Payer Portal and Hosting (Health-e Xchange™) ENS’ transactions infrastructure receives data from providers in virtually any file format and translates to any healthcare Payers’ file specifications, facilitating HIPAA transactions compliance.  ENS delivers transactions compliance for Providers, Payers, and Application Service Providers.  ENS provides compliance, connectivity, and routing on all HIPAA-defined administrative healthcare transactions with a participating Payer including: healthcare claims or encounter information; health plan eligibility; healthcare claim status; referral certification and authorization; healthcare payment and remittance advice; health plan enrollments; and health plan premium payments.

ENS also provides transaction hosting for Payers so they can outsource their transaction processing needs.  ENS’ transaction hosting capabilities provide for compliance, connectivity, routing, and processing of the transaction for the Payer on the following HIPAA-defined administrative healthcare transactions: health plan eligibility; healthcare claim status; referral certification and authorization

•                  Eligibility is an ENS service that provides physician practices with immediate access to participating payers plus various regional and governmental payers for determining member plan eligibility.  This service is delivered over the Internet and receives constant updating.

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

As of March 4, 2003, in excess of 27,000 physicians were actively submitting electronic healthcare transactions via Health-e Network® suite of services with over an additional 2,500 contracted providers scheduled to be installed in 2003.

In addition to ENS, the Company continues its business of acquiring controlling interests in telecommunications, healthcare and other strategically linked areas.  The Company may acquire or invest in other businesses.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects and capital requirements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: the limited nature of the Company’s operations and the risk of the Company’s failure to acquire additional businesses; the uncertain acceptance of Health-e Network®; competition; existing government regulations and changes in, or the failure to comply with, government regulations; the ability of the Company to sustain, manage or forecast its growth; dependence on significant customers and the potential loss thereof; the ability to attract and retain qualified personnel; risk of technological obsolescence, and other factors referenced in this Quarterly Report on Form 10-Q.  Certain of these factors are discussed in more detail elsewhere in the Company’s Annual Report on Form 10-K for the year ended October 31, 2002, including, without limitation, under the captions “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and Exhibit 99.1 thereto.  Given these uncertainties, undue reliance should not be placed on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Results of Operations

Three months ended January 31, 2003 as compared to three months ended January 31, 2002:

Services Revenue:

Services revenue increased from $2,968,639 in the three months ended January 31, 2002 to $3,046,090 in the three months ended January 31, 2003, primarily reflecting increased sales at ENS.  See below for a discussion of ENS results of operations.

Cost of Services:

Cost of services increased from $1,430,889 in the three months ended January 31, 2002 to $1,490,940 in the three months ended January 31, 2003, reflecting increased sales at ENS.

Professional Fees:

Professional fees increased from $161,154 in the three months ended January 31, 2002 to $168,258 in the three months ended January 31, 2003, as a result of regulatory activity.

General and Administrative:

General and administrative expenses increased from $1,436,323 in the three months ended January 31, 2002 to $1,448,524 in the three months ended January 31, 2003, reflecting increased sales at ENS.

Depreciation and Amortization:

Depreciation and amortization increased from $84,610 in the three months ended January 31, 2002 to $85,310 in the three months ended January 31, 2003, primarily due to depreciation of additional equipment purchased by ENS.

Income (Loss) from Operations:

As a result of the foregoing events, loss from operations was ($144,337) in the three months ended January 31, 2002 as compared to loss from operations of ($146,942) in the three months ended January 31, 2003.

(Loss) Gain on Securities Transactions, Net:

We realized a net loss on securities transactions for the three months ended January 31, 2002 of ($1,194,368) as compared to a net gain for the three months ended January 31, 2003 of $1,577,111, reflecting the net results of option and short sale positions and settlements and sales of BellSouth common stock.  The effect of unrealized gain (loss) on marketable securities reflected in Other Comprehensive Income (Loss), net of related income taxes, amounts to $1,118,602 at January 31, 2002 and ($1,178,373) at January 31, 2003, reflecting the unrealized gain (loss) in the BellSouth common stock position.

Interest and Dividend Income:

Interest income decreased from $105,503 in the three months ended January 31, 2002 to $104,549 in the three months ended January 31, 2003, primarily as a result of lower interest rates and reduced cash investments because of the repurchase of our common stock and changes in cash levels relating to option and short positions on BellSouth common stock.  Dividend income decreased from $110,892 in the three months ended January 31, 2002 to $93,638 in the three months ended January 31, 2003, due to lower dividends received on BellSouth common stock as fewer shares were owned during the three months ended January 31, 2003 as compared to the three months ended January 31, 2002.

Other Income:

During the three months ended January 31, 2003, we realized gain of $421,253 from sale of our interest in an investment partnership.

Interest Expense:

Interest expense decreased from $28,553 in the three months ended January 31, 2002 to $15,408 in the three months ended January 31, 2003, primarily due to lower debt under ENS capital lease obligations.

(Loss) Income before Provision for Income Taxes:

We incurred a loss before provision for income taxes of ($1,150,863) for the three months ended January 31, 2002, as compared to income of $2,034,201 for the three months ended January 31, 2003, primarily as a result of losses/gains on options and short positions and sales as described above.

Provision (Benefit) for Income Taxes:

The benefit for income taxes was ($430,000) for the three months ended January 31, 2002, as compared to a provision for income taxes of $550,000 for the three months ended January 31, 2003.

Net (Loss) Income:

Net income increased from a loss of ($720,863) for the three months ended January 31, 2002 to $1,484,201 for the three months ended January 31, 2003, as a result of the foregoing events.

ENS—Results of Operations:

Three months ended December 31, 2001 as compared to three months ended December 31, 2002:

Services Revenue:

Services revenue increased from $2,968,639 in the three months ended December 31, 2001 to $3,046,090 in the three months ended December 31, 2002 (or approximately 2.6%), primarily due to growth in sales to providers and related payer income, partially offset by the loss of Lifeguard and Caterpillar contracts and decreasing claim volumes on other contracts.

Cost of Services:

Cost of services increased from $1,430,889 in the three months ended December 31, 2001 to $1,490,940 in the three months ended December 31, 2002 (or approximately 4.2%), reflecting increased sales and higher levels of amortization of capitalized software for revenue-producing projects.  Development costs capitalized for the Lifeguard and Caterpillar contracts were fully amortized during the quarter ended December 31, 2002 due to the termination of these contracts.

General and Administrative:

General and administrative expense increased from $1,192,760 in the three months ended December 31, 2001 to $1,235,461 in the three months ended December 31, 2002 (or approximately 2.2%) reflecting increased sales and marketing activities.  Professional fees are included in ENS general and administrative expense.

Depreciation and Amortization:

Depreciation and amortization increased from $82,031 in the three months ended December 31, 2001 to $84,845 in the three months ended December 31, 2002 (or approximately 3.4%), primarily due to depreciation of additional equipment purchased.  Development costs capitalized for the Lifeguard and Caterpillar contracts were fully amortized during the quarter ended December 31, 2002 due to the termination of these contracts.

Interest Expense:

Interest expense, exclusive of interest payable to NWH, decreased from $28,553 in the three months ended December 31, 2001 to $15,408 (or approximately 46.0%) in the three months ended December 31, 2002, due to lower debt under capital lease obligations.  As of December 31, 2002, $81,000 of interest expense was payable by ENS to the Company and is eliminated in consolidation.

Income from Operations:

As a result of the foregoing events, income from operations decreased from income of $262,959 in the three months ended December 31, 2001 to income of $234,844 in the three months ended December 31, 2002.  We believe ENS will continue profitable operations throughout 2003.

EBITDA:

EBITDA increased from $539,098 for the three months ended December 31, 2001 to $650,432 for the three months ended December 31, 2002, primarily as a result of lower cost of services to process paper claims.  We provide EBITDA (earnings before interest, taxes, depreciation and amortization) information as a guide to the operating performance of ENS.  EBITDA, which is not a term recognized under generally accepted accounting principles, is calculated as the (Loss) Income from Operations plus Depreciation and Amortization. Included in depreciation and amortization for the purpose of calculating EBITDA is amortization of software costs of $194,108 for the three months ended December 31, 2001 and $330,743 for the three months ended December 31, 2002, which is included in Cost of Services as derived from segment information in Note 5 to the Financial Statements. EBITDA as calculated by the Company may not be comparable to calculations of similarly titled items reported by other companies.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2003, we had approximately $42.2 million in cash and marketable securities, as well as our interest in ENS and other investments.  Our assets have been used for, and are currently reserved to fund acquisitions of healthcare e-commerce investments, telecommunications assets, media businesses, development of our other businesses and development and acquisition of new technologies and businesses in other areas.  Such amount, with earnings thereon including proceeds from sale of BellSouth common stock and related derivatives, is expected to be sufficient to implement this business plan through January 2004, or for a shorter period if we determine to invest a substantial portion of our assets in major acquisitions, equity investments or stock repurchases.  We actively seek to acquire or invest in healthcare e-commerce or other businesses in telecommunications, media or in unrelated areas.  We may also dispose of assets from time to time.  We have no specific arrangements with respect to any such acquisitions, dispositions or investments at the present time.  There can be no assurance that any such acquisitions, dispositions or investments will be made.

Our board of directors authorized the repurchase of up to 20% of our common stock because we believe, under current market conditions, the repurchase is a favorable investment.  The repurchased shares will also be available for issuance upon exercise of outstanding options.  Between September, 2001 and January 31, 2003, we repurchased 412,900 shares for an aggregate cost of $5,015,363, including 24,500 shares repurchased during the three months ended January 31, 2003 for an aggregate cost of $293,293.

During the three months ended January 31, 2003, we settled part of our option liabilities on BellSouth common stock.  While we continue to review our holdings of BellSouth common stock and from time to time have sold and purchased shares and options of these holdings, we have not yet determined whether we will sell or hedge our remaining BellSouth securities in the near future or how we will invest the proceeds of any such transaction.

Interest receivable by the Company from ENS remained at $1,286,329 at January 31, 2003, for a total outstanding loan to the Company of $6,466,329, including accrued interest. In February 2003 ENS repaid $100,000 of the outstanding loan balance.  The outstanding balance under this loan agreement including interest has been eliminated from the consolidated financial statements.  During the first quarter of 2003, the Company spent $214,262 on fixed assets, including $119,472 for internally developed software and $94,790 for computer equipment required for increased claims processing and the development of XpediteTM, our provider targeting and tracking system.

Operating overhead costs of ENS have decreased as a result of cost cutting measures and production efficiencies gained. We anticipate increased revenues in the near future.  The combination of these factors going forward will improve overall profitability, allowing ENS to sustain itself on cash flows from its operations without further investment from NWH.

ENS - Liquidity and Capital Resources:

ENS’ losses have been financed principally through equity investments by the Company and loans from the Company, which loans aggregated $6,438,985 through December 31, 2002 (including accrued interest of $1,258,985).  ENS plans additional investment in its technology enhancements, including further development and implementation of XpediteTM, its full contact management operating system; its Internet claims processing system; Web Enrollment, a remote Internet based technology to enroll customers at time of sale; ECT, an Internet based full claims tracking system; additional payer connectivity; and enhancements to broaden the transactions processing infrastructure.

Although we believe that ENS may need to obtain additional financing to accelerate its strategic business plan, based upon existing contracts with physicians, other providers, payers and management companies and current expense levels, management expects ENS to continue profitable operations, established in the third quarter of fiscal 2001, through fiscal 2003.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities, other than activities relating to ENS and potential acquisitions, is to preserve principal and maintain liquidity, while at the same time maximizing the yield we receive from our investment portfolio.  We also utilize options and short sales to protect our position in BellSouth common stock, preserve its tax basis and reduce equity price risk.

Changes in prevailing interest rates and stock price of BellSouth will cause the yield on our investments and the costs of shorts and options to fluctuate.  To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in commercial paper, money market funds, highly liquid U.S. Treasury notes and federal agency notes and other low risk investments.  We view these high grade securities within our portfolio as having similar market risk characteristics. The weighted-average interest rate of the portfolio was 1.3% at January 31, 2003.

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

In the opinion of management, inflation has not had a material effect on the operations of the Company.

ITEM 4.	CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing date of this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management.  Based on that evaluation, management has concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, particularly during the period when our periodic reports are being prepared.  Subsequent to the date of management’s evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 2.	Changes in Securities.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits:
	Exhibit 99:	Certification of Periodic Report by Principal Executive Officer and Principal Financial Officer

	(b)	Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 12, 2003

NWH, INC.
(Registrant)

	By:	/s/	Terrence S. Cassidy
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

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. As the sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. As the sole certifying officer, I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. As the sole certifying officer, I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003	By:	/s/ Terrence S. Cassidy

Terrence S. Cassidy
Principal Executive Officer and
Principal Financial Officer