Form 10-Q
period 2003-04-30
NWH INC
filed 2003-06-13
CIK 915016

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

Common Stock, $.01 par value: 2,917,300 shares as of June 13, 2003.

NWH, Inc.

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements

NWH, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	April 30, 2003	October 31, 2002
Assets

Current assets:
Cash and cash equivalents	$30,005,964	$31,498,217
Marketable securities	13,602,535	13,954,738
Trade and other receivables	1,904,259	2,083,653
Prepaid expenses and other current assets	595,576	1,285,420
Total current assets	46,108,334	48,822,028

Property and equipment, net of accumulated depreciation of $3,591,196 and $2,908,186, respectively	2,789,546	2,953,741
Goodwill	3,762,187	3,762,187
Investments and other assets	705,423	728,413

Total assets	$53,365,490	$56,266,369

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable and accrued expenses	$1,834,825	$1,794,443
Call options written at fair value	2,681,326	4,592,925
Securities sold short, at fair value	1,270,920	1,307,500
Current portion of long-term debt	199,947	270,792
Current income taxes	374,510	958,130
Deferred income taxes	4,202,708	4,735,333
Total current liabilities	10,564,236	13,659,123

Note payable to related party	140,000	140,000
Long-term debt	20,299	86,121
Total liabilities	10,724,535	13,885,244

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 20,000,000 shares authorized; 3,333,000 shares issued and outstanding	33,330	33,330
Paid-in capital	23,071,872	23,071,872
Retained earnings	23,665,450	22,860,321
Accumulated other comprehensive income	915,479	1,137,672
Treasury stock 414,700 and 388,400 shares in 2003 and 2002, respectively, at cost	(5,045,176)	(4,722,070)

Total stockholders’ equity	42,640,955	42,381,125

Total liabilities and stockholders’ equity	$53,365,490	$56,266,369

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2003	2002	2003	2002
Revenue:
Services	$2,890,901	$3,003,711	$5,936,991	$5,972,350

Expenses:
Cost of services	1,494,353	1,427,593	2,985,293	2,858,483
Professional fees	100,600	161,000	268,858	322,154
General and administrative	1,630,418	1,428,030	3,078,942	2,864,352
Depreciation and amortization	82,712	89,540	168,022	174,150

Total expenses	3,308,083	3,106,163	6,501,115	6,219,139

Loss from operations	(417,182)	(102,452)	(564,124)	(246,789)

Other income (expense):
(Loss) gain on securities transactions, net	(837,998)	4,441,175	739,113	3,246,807
Dividend income	98,975	99,492	192,613	210,384
Interest income	87,091	74,434	191,640	179,937
Interest expense	(15,958)	(26,487)	(31,366)	(55,040)
Other income	—	—	421,253	—

(Loss) income before provision for income	(1,085,072)	4,486,162	949,129	3,335,299

(Benefit) provision for income taxes	(406,000)	1,530,000	144,000	1,100,000

Net (loss) income	$(679,072)	$2,956,162	$805,129	$2,235,299

Net (loss) income per common share:
Basic	$(.23)	$.95	$.28	$.70

Diluted	$(.23)	$.95	$.28	$.70

Weighted average number of common shares outstanding:
Basic	2,919,979	3,106,722	2,921,023	3,189,404

Diluted	2,932,299	3,106,722	2,924,495	3,189,404

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2003	2002	2003	2002

Net (loss) income	$(679,072)	$2,956,162	$805,129	$2,235,299

Other comprehensive income:
Net unrealized holding gain (loss) on marketable securities arising during the period, net of income tax provision (benefit) of $489,990, ($1,997,952), ($130,010) and ($1,395,628), respectively	956,180	(3,537,693)	(222,193)	(2,419,091)
Reclassification adjustment for gains recognized in net income, net of income taxes of $0, $0, $0 and ($49,372), respectively	—	—	—	(91,691)

Other comprehensive income (loss)	956,180	(3,537,693)	(222,193)	(2,510,782)

Comprehensive income (loss)	$277,108	$(581,531)	$582,936	$(275,483)

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended April 30, 2003	For the Six Months Ended April 30, 2002

Cash flows from operating activities
Net income	$805,129	$2,235,299
Adjustments to reconcile net income to net cash provided by (used in) operating activities	—
Depreciation and amortization	691,224	537,887
(Accretion) amortization of interest income	—	(8,562)
Gain on security transactions, net	(739,113)	(3,246,807)
Gain on sale of investment	(421,253)	—
Deferred income taxes	(402,625)	625,000
Bad debt expense	21,040	14,224
Changes in assets and liabilities:
Trade and other receivables	158,354	139,643
Prepaid expenses and other current assets	(310,156)	(119,143)
Other assets	22,990	48,155
Accounts payable and accrued expenses	40,382	(411,391)
Current income taxes payable	(583,620)	275,000
Net cash (used in) provided by operating activities	(717,648)	89,305

Cash flows from investing activities:
Acquisition of property and equipment	(232,170)	(458,733)
Cash paid for internally developed software	(294,859)	—
Proceeds from sale of marketable securities	—	13,605,241
Proceeds from sale of marketable equity securities-short sale	1,309,805	2,006,967
Acquisition of marketable securities-short sale	(1,301,382)	(3,966,003)
Acquisition of written call options	(7,373,090)	(6,687,600)
Proceeds of sale of written call options	6,155,611	8,198,850
Proceeds from sale of investment	1,421,253	—
Acquisition of common stock of ENS	—	(500,000)
Net cash (used in) provided by investing activities	(314,832)	12,198,722

Cash flows from financing activities:
Acquisition of treasury stock	(323,106)	(2,740,545)
Borrowing of short term debt	—	100,000
Principal payments of long-term debt	(136,667)	(221,978)
Net cash used in financing activities	(459,773)	(2,862,523)
Net (decrease) increase in cash and cash equivalents	(1,492,253)	9,425,504

Cash and cash equivalents, beginning of period	31,498,217	19,231,683
Cash and cash equivalents, end of period	$30,005,964	$28,657,187

Supplemental disclosure of cash flow information:
Cash paid for interest	31,366	26,487
Cash paid for taxes	1,023,000	200,000

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

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

2.                                      Marketable Securities

Components of the available-for-sale marketable securities as of April 30, 2003 are as follows:

	Cost	Unrealized Holding Gain	Fair Value

BellSouth common stock	$12,217,057	$1,385,478	$13,602,535

Included on the balance sheet are call options written on Bell South common stock as of April 30, 2003 at a fair value of $2,681,326, reflecting contracts for 483,500 shares.  Also included on the balance sheet are short sales of Verizon common stock as of April 30, 2003 at a fair value of $1,270,920, representing 34,000 shares.

3.                                      Capital Stock

For the six months ended April 30, 2003, the Company acquired 26,300 shares of its common stock for $323,106 under a plan that permits the acquisition of up to 20% of the Company’s stock.

4.                                      Sale of Investment

Included in prepaid expenses and other current assets at October 31, 2002 was an investment in a partnership accounted for at cost in the amount of $1,000,000.  During the six months ended April 30, 2003, the Company sold such investment for cash proceeds of $1,421,253 and recognized a gain of $421,253, which is included in other income.

5.                                      Segment Information

The Company currently operates in two operating segments:  the holding company, including certain investments which are not currently material; and its investment in ENS.

	NWH and Other	ENS	Total
Three months ended April 30, 2003

Revenues:
Service	$—	$2,890,901	$2,890,901
Expenses:
Cost of services, professional fees, and general and administrative	487,966	2,737,405	3,225,371
Depreciation and amortization	465	82,247	82,712

(Loss) income from operations	$(488,431)	$71,249	$(417,182)

Capital expenditure for property and equipment (including costs incurred for internally developed software)		$312,767	$312,767

Three months ended April 30, 2002

Revenues:
Service	$—	$3,003,711	$3,003,711
Expenses:
Cost of services, professional fees, and general and administrative	422,868	2,593,755	3,016,623
Depreciation and amortization	4,702	84,838	89,540

(Loss) income from operations	$(427,570)	$325,118	$(102,452)

Capital expenditure for property and equipment (including costs incurred for internally developed software)	$—	$259,210	$259,210

	NWH and Other	ENS	Total
Six months ended April 30, 2003

Revenues:
Service	$—	$5,936,991	$5,936,991
Expenses:
Cost of services, professional fee, and general and administrative	869,287	5,463,806	6,333,093
Depreciation and amortization	930	167,092	168,022
(Loss) income from operations	$(870,217)	$306,093	$(564,124)

Total assets	$44,311,549	$9,053,941	$53,365,490

Capital expenditure for property and equipment (including costs incurred for internally developed software)	$—	$527,029	$527,029

Six months ended April 30, 2002

Revenues:
Service	$—	$5,972,350	$5,972,350
Expenses:
Cost of services, professional fee, and general and administrative	827,585	5,217,404	6,044,989
Depreciation and amortization	7,281	166,869	174,150
(Loss) income from operations	$(834,866)	$588,077	$(246,789)

Total assets	$48,140,588	$8,257,607	$56,398,195

Capital expenditure for property and equipment (including costs incurred for internally developed software)	$—	$458,733	$458,733

6.                                      Subsequent Event

On June 10, 2003, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, will be payable in cash on August 1, 2003 to stockholders of record at the close of business on July 18, 2003.

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

In excess of 28,000 providers are connected to our e-commerce and Internet services and, through our payer contracts, we currently conduct daily paper to e-commerce claim conversion for another 185,000 healthcare providers.  Our revenues are generated from payers, physicians, other providers and strategic partners through recurring subscriptions, flat or per transaction fees and revenue sharing.  As of June 10, 2003, we were connected to over 1,000 commercial healthcare plans, managed care organizations and Blue Cross/Blue Shield plans, as well as Medicare, Medicaid and CHAMPUS.

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

As of June 10, 2003, in excess of 27,000 physicians were actively submitting electronic healthcare transactions via Health-e Network® suite of services with over an additional 2,500 contracted providers scheduled to be installed in 2003.

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

Results of Operations

Six months ended April 30, 2003 as compared to six months ended April 30, 2002:

Services Revenue:

Services revenue decreased slightly from $5,972,350 for the six months ended April 30, 2002 to $5,936,991 for the six months ended April 30, 2003, primarily reflecting ENS’ reduced sales.  See below for a discussion of ENS results of operations.

Cost of Services:

Cost of services increased from $2,858,483 for the six months ended April 30, 2002 to $2,985,293 for the six months ended April 30, 2003, as a result of higher levels of amortization of capitalized software for revenue producing projects at ENS.

Professional Fees:

Professional fees decreased from $322,154 in the six months ended April 30, 2002 to $268,858 in the six months ended April 30, 2003 as a result of improved cost controls and lower acquisition activity.

General and Administrative:

General and administrative expense increased from $2,864,352 in the six months ended April 30, 2002 to $3,078,942 in the six months ended April 30, 2003, reflecting increased marketing costs on the provider and payer side of ENS’ business.

Depreciation and Amortization:

Depreciation and amortization decreased from $174,150 in the six months ended April 30, 2002 to $168,022 in the six months ended April 30, 2003, due to less depreciation from discontinued businesses, offset in part due to depreciation of additional equipment purchased.

Loss from Operations:

As a result of the foregoing events, loss from operations increased from a loss of ($246,789) in the six months ended April 30, 2002 to a loss of ($564,124) in the six months ended April 30, 2003.

Gain on Securities Transactions, net:

Gain on securities transactions, net, decreased from gain of $3,246,807 for the six months ended April 30, 2002 to gain of $739,113 for the six months ended April 30, 2003, representing the net results of option and short sale positions and settlements and realized gains from the sale of BellSouth common stock.  The unrealized gain (loss) on Bell South common stock, reflected in Other Comprehensive Income (Loss), net of income taxes, for the six months ended April 30, 2002 was ($2,419,091) as compared to ($222,193) for the six months ended April 30, 2003.

Interest and Dividend Income:

Interest income increased from $179,937 for the six months ended April 30, 2002 to $191,640 for the six months ended April 30, 2003, primarily because of higher cash levels relating to option and short positions on BellSouth common stock.  Dividend income decreased from $210,384 for the six months ended April 30, 2002 to $192,613 for the six months ended April 30, 2003, due to lower dividends received on BellSouth common stock as fewer shares were owned during the six months ended April 30, 2003 as compared to the six months ended April 30, 2002.

Other Income:

During the six months ended April 30, 2003, we realized gain of $421,253 from sale of our interest in an investment partnership.

Interest Expense:

Interest expense decreased from $55,040 in the six months ended April 30, 2002 to $31,366 in the six months ended April 30, 2003, primarily due to lower debt under ENS capital lease obligations.

(Loss) Income Before Provision for Income Taxes:

We realized income before provision for income taxes of $3,335,299 for the six months ended April 30, 2002, as compared to income before provision for income taxes of $949,129 for the six months ended April 30, 2003, primarily as a result of lower gains on options and short positions and sales as described above.

Provision (Benefit) for Income Taxes:

Provision for income taxes was $1,100,000 for the six months ended April 30, 2002, as compared to a provision for income taxes of $144,000 for the six months ended April 30, 2003.

Net (Loss) Income:

Net income decreased from $2,235,299 for the six months ended April 30, 2002 to $805,129 for the six months ended April 30, 2003 as a result of the foregoing events.

Three months ended April 30, 2003 as compared to three months ended April 30, 2002:

Services Revenue:

Services revenue decreased from $3,003,711 in the three months ended April 30, 2002 to $2,890,901 in the three months ended April 30, 2003, primarily reflecting decreased sales at ENS.  See below for a discussion of ENS results of operations.

Cost of Services:

Cost of services increased from $1,427,593 in the three months ended April 30, 2002 to $1,494,353 in the three months ended April 30, 2003, reflecting increased marketing costs on the provider and payer side of its business.

Professional Fees:

Professional fees decreased from $161,000 in the three months ended April 30, 2002 to $100,600 in the three months ended April 30, 2003, as a result of cost controls and lower acquisition activity.

General and Administrative:

General and administrative expenses increased from $1,428,030 in the three months ended April 30, 2002 to $1,630,418 in the three months ended April 30, 2003, reflecting increased marketing costs on the provider and payer side of its business.

Depreciation and Amortization:

Depreciation and amortization decreased from $89,540 in the three months ended April 30, 2002 to $82,712 in the three months ended April 30, 2003, primarily due to a reduction of depreciation of equipment purchased by ENS.

Loss from Operations:

As a result of the foregoing events, loss from operations increased from a loss of ($102,452) in the three months ended April 30, 2002 to a loss of ($417,182) in the three months ended April 30, 2003.

(Loss) Gain on Securities Transactions, Net:

We realized a net gain on securities transactions for the three months ended April 30, 2002 of $4,441,175 as compared to a net loss for the three months ended April 30, 2003 of ($837,998), representing the net results of option and short sale positions and settlements.  The effect of unrealized gain (loss) on marketable securities reflected in Other Comprehensive Income (Loss), net of related income taxes, amounts to ($3,537,693) at April 30, 2002 and $956,180 at April 30, 2003, representing the unrealized (loss) gain in the BellSouth common stock.

Interest and Dividend Income:

Interest income increased from $74,434 in the three months ended April 30, 2002 to $87,091 in the three months ended April 30, 2003, primarily because of increased cash levels relating to option and short positions on BellSouth common stock.  Dividend income decreased from $99,492 in the three months ended April 30, 2002 to $98,975 in the three months ended April 30, 2003, due to lower dividends received on BellSouth common stock as fewer shares were owned during the three months ended April 30, 2003 as compared to the three months ended April 30, 2002.

Interest Expense:

Interest expense decreased from $26,487 in the three months ended April 30, 2002 to $15,958 in the three months ended April 30, 2003, primarily due to lower debt under ENS capital lease obligations.

(Loss) Income before Provision for Income Taxes:

We realized income before provision for income taxes of $4,486,162 for the three months ended April 30, 2002, as compared to a loss of ($1,085,072) for the three months ended April 30, 2003, primarily as a result of lower gains on options and short positions as described above.

Provision (Benefit) for Income Taxes:

The provision for income taxes was $1,530,000 for the three months ended April 30, 2002, as compared to a benefit for income taxes of ($406,000) for the three months ended April 30, 2003.

Net (Loss) Income:

Net income decreased from income of $2,956,162 for the three months ended April 30, 2002 to a loss of ($679,072) for the three months ended April 30, 2002, as a result of the foregoing events.

ENS—Results of Operations:

ENS - Six months ended March 31, 2003 as compared to six months ended March 31, 2002:

Services Revenue:

Services revenue decreased from $5,972,350 for the six months ended March 31, 2002 to

$5,936,991 for the six months ended March 31, 2003 (or approximately 0.6%), primarily reflecting the loss of the Lifeguard and Caterpillar contracts, partially offset by growth in sales to providers and related payer income and revenues from new customers.  During the six month period ended March 31, 2003, ENS entered into claim service agreements with PacifiCare and Aetna which will eventually replace the revenues lost from Lifeguard and Caterpillar.  While two large customers reduced the amount of paper claims submitted, ENS has increased its number of direct e-commerce connections with payers and increased its number of direct provider connections by 24.2% from March 31, 2002 to March 31, 2003.

Cost of Services:

Cost of services increased from $2,858,483 in the six months ended March 31, 2002 to $2,985,293 in the six months ended March 31, 2003 (or approximately 4.4%), as a result of higher levels of amortization of capitalized software for revenue-producing projects.  Development costs capitalized for the Lifeguard and Caterpillar contracts were fully amortized during the quarter ended December 31, 2002 due to termination of these contracts.

General and Administrative:

General and administrative expense increased from $2,358,922 in the six months ended March 31, 2002 to $2,478,513 in the six months ended March 31, 2003 (or approximately 5.1%) as a result of increased marketing costs on the provider and payer side of its business and increased usage of consultants required for HIPAA compliance.  Professional fees are included in general and administrative expense.

Depreciation and Amortization:

Depreciation and amortization increased from $166,869 in the six months ended March 31, 2002 to $167,092 in the six months ended March 31, 2003 (or approximately 0.1%), primarily due to increased depreciation of additional equipment purchased.

Interest Expense:

Interest expense, exclusive of interest payable to NWH, decreased from $55,040 in the six months ended March 31, 2002 to $31,366 (or approximately 43.0%) in the six months ended March 31, 2003, primarily due to lower debt under capital lease obligations. For the six months ended April 30, 2003, $158,434 of interest expense by ENS to NWH is eliminated in consolidation.

(Loss) Income from Operations:

As a result of the foregoing, income from operations decreased from $588,077 for the six months ended March 31, 2002 to $306,093 for the six months ended March 31, 2003.  We believe ENS will improve its performance throughout 2003 as revenue ramps up from new customers.

EBITDA:

EBITDA decreased from $1,118,682 for the six months ended March 31, 2002 to $997,315 for the six months ended March 31, 2003 as a result of higher costs as a percent of revenue, as discussed above.  We provide EBITDA (earnings before interest, taxes, depreciation and amortization) information as a guide to the operating performance of ENS.  EBITDA, which is not a term recognized under generally accepted accounting principles, is calculated as the (Loss)

Income from Operations plus Depreciation and Amortization. Included in depreciation and amortization for the purpose of calculating EBITDA is depreciation of equipment and amortization of software costs of $363,737 for the six months ended March 31, 2002 and $524,131 for the six months ended March 31, 2003, which is included in Cost of Services as derived from segment information in Note 5 to the Financial Statements. EBITDA as calculated by the Company may not be comparable to calculations of similarly titled items reported by other companies.

Three months ended March 31, 2002 as compared to three months ended March 31, 2003:

Services Revenue:

Services revenue decreased from $3,003,711 in the three months ended March 31, 2002 to $2,890,901 in the three months ended March 31, 2003 (or approximately 3.8%), primarily reflecting the loss of the Lifeguard and Caterpillar contracts, partially offset by growth in sales to providers and related payer income and revenues from new customers.  During the six month period ended March 31, 2003, ENS entered into claim service agreements with PacifiCare and Aetna which will eventually replace the revenues lost from Lifeguard and Caterpillar.  While two large customers reduced the amount of paper claims submitted, ENS has increased its number of direct e-commerce connections with payers and increased its number of direct provider connections by 24.2% since March 31, 2002.

Cost of Services:

Cost of services increased from $1,427,593 in the three months ended March 31, 2002 to $1,494,353 in the three months ended March 31, 2003 (or approximately 4.7%), as a result of higher levels of amortization of capitalized software for revenue-producing projects.  Development costs capitalized for the Lifeguard and Caterpillar contracts were fully amortized during the quarter ended December 31, 2002 due to termination of these contracts.

General and Administrative:

General and administrative expense increased from $1,166,162 in the three months ended March 31, 2002 to $1,243,052 in the three months ended March 31, 2003 (or approximately 6.6%) reflecting increased sales and marketing activities and increased usage of consultants required for HIPAA compliance.  Professional fees are included in general and administrative expense.

Depreciation and Amortization:

Depreciation and amortization decreased from $84,838 in the three months ended March 31, 2002 to $82,247 in the three months ended March 31, 2003 (or approximately 3.1%), primarily due all software costs related to Lifeguard and Caterpillar being fully amortized and larger assets being fully depreciated in the quarter ending December 31, 2002, offset in part by increased depreciation of equipment.

Interest Expense:

Interest expense, exclusive of interest payable to NWH, decreased from $26,487 in the three months ended March 31, 2002 to $15,958 (or approximately 39.8%) in the three months ended March 31, 2003, due to a lower debt under capital lease obligations. For the three months ended March  31, 2003, $77,434 of interest expense by ENS to NWH is eliminated in consolidation.

Income from Operations:

As a result of the foregoing events, income from operations decreased from income of $325,118 in the three months ended March 31, 2002 to income from operations of $71,249 in the three months ended March 31, 2003.  We believe ENS will improve its performance throughout 2003 as revenue ramps up from new customers.

EBITDA:

EBITDA decreased from $581,585 for the three months ended March 31, 2002 to $346,885 for the three months ended March 31, 2003, primarily as a result of higher cost of services and increased marketing, as discussed above.  We provide EBITDA (earnings before interest, taxes, depreciation and amortization) information as a guide to the operating performance of ENS.  EBITDA, which is not a term recognized under generally accepted accounting principles, is calculated as the Income from Operations plus Depreciation and Amortization. Included in depreciation and amortization for the purpose of calculating EBITDA is depreciation of equipment and amortization of software costs of $171,629 for the three months ended March 31, 2002 and $193,389 for the three months ended March 31, 2003, which is included in Cost of Services as derived from segment information in Note 5 to the Financial Statements. EBITDA as calculated by the Company may not be comparable to calculations of similarly titled items reported by other companies.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2003, we had approximately $43.6 million in cash and marketable securities, as well as our interest in ENS and other investments.  Our assets have been used for, and are currently reserved to fund acquisitions of healthcare e-commerce businesses, telecommunications assets, media businesses, development of our current businesses and development and acquisition of new technologies and businesses in other areas.  Such amount, with earnings thereon including proceeds from sale of BellSouth common stock and related derivatives, is expected to be sufficient to implement this business plan through April 2004, or for a shorter period if we determine to invest a substantial portion of our assets in major acquisitions, equity investments or stock repurchases.  We actively seek to acquire or invest in healthcare e-commerce or other businesses in telecommunications, media or in unrelated areas.  We may also dispose of assets from time to time.  We have no specific arrangements with respect to any such acquisitions, dispositions or investments at the present time.  There can be no assurance that any such acquisitions, dispositions or investments will be made.

Our board of directors authorized the repurchase of up to 20% of our common stock because we believe, under current market conditions, the repurchase is a favorable investment.  The repurchased shares will also be available for issuance upon exercise of outstanding options.  Between September, 2001 and April 30, 2003, we repurchased 414,700 shares for an aggregate cost of $5,045,176 including 1,800 shares repurchased during the three months ended April 30, 2003 for an aggregate cost of $29,813.

During the three months ended April 30, 2003, we settled part of our option liabilities on BellSouth common stock.  While we continue to review our holdings of BellSouth common stock and from time to time have sold and purchased shares and options of these holdings, we have not yet determined whether we will sell or hedge our remaining BellSouth securities in the near future or how we will invest the proceeds of any such transaction.

Interest receivable by the Company from ENS decreased to $1,285,036 at April 30, 2003, for a total outstanding loan to the Company of $6,365,036, including accrued interest. In February 2003 ENS repaid $100,000 of the outstanding loan balance.  The outstanding balance under this loan agreement including interest has been eliminated from the consolidated financial statements.  During the second quarter of 2003, the Company spent $312,767 on fixed assets, including $175,386 for internally developed software and $137,381 for computer equipment required for increased claims processing and the development of XpediteTM, our provider targeting and tracking system.

Operating overhead costs of ENS have decreased as a result of cost cutting measures and production efficiencies gained. We anticipate increased revenues in the near future.  The combination of these factors going forward will improve overall profitability, allowing ENS to sustain itself on cash flows from its operations without further investment from NWH.

ENS - Liquidity and Capital Resources:

ENS’ losses have been financed principally through equity investments by the Company and loans from the Company, which loans aggregated $6,338,985 through March 31, 2003 (including accrued interest of $1,258,985).  ENS plans additional investment in its technology enhancements, including further development and implementation of XpediteTM, its full contact management operating system; its Internet claims processing system; Web Enrollment, a remote Internet based technology to enroll customers at time of sale;  ECT, an Internet based full claims tracking system; additional payer connectivity; and enhancements to broaden the transactions processing infrastructure.

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

Changes in prevailing interest rates and stock price of BellSouth will cause the yield on our investments and the costs of shorts and options to fluctuate.  To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in commercial paper, money market funds, highly liquid U.S. Treasury notes and federal agency notes and other low risk investments.  We view these high grade securities within our portfolio as having similar market risk characteristics. The weighted-average interest rate of the portfolio was 1.2% at April 30, 2003.

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

Item 4.                                     Submission of Matters to a Vote of Security Holders.

At its Annual Meeting of Stockholders held on June 10, 2003, the Company’s stockholders approved and ratified the following actions:

1.               Election of Directors:

The following individuals were re-elected as Class III directors of the Corporation:

	Number of Votes for	Number of Votes Withheld

Terrence S. Cassidy	2,672,387	64,900
Thomas R. DiBenedetto	2,672,387	64,900

to serve until the 2006 Annual Meeting of Stockholders and until their respective successors have been elected and qualified.

2.               2,736,987 shares of all shares entitled to vote were voted in favor of, and 300 shares were voted against, the appointment of PricewaterhouseCoopers L.L.P. as independent auditors of the Company until the next Annual Meeting of Stockholders.

Item 5.                                     Other Information.

On June 10, 2003, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, will be payable in cash on August 1, 2003 to stockholders of record at the close of business on July 18, 2003.  The Board of Directors plans to review additional dividends on a quarterly basis.

Item 6.                                     Exhibits and Reports on Form 8-K.

(a)	Exhibits:
	Exhibit 3.1(b)	Amendment to By-Laws, dated March 31, 2003
	Exhibit 99:	Certification of Periodic Report by Principal Executive Officer and Principal Financial Officer

(b)	Reports on Form 8-K:
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 13, 2003

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

Date: June 13, 2003	By:	/s/ Terrence S. Cassidy

Terrence S. Cassidy
Principal Executive Officer and Principal Financial Officer