Form 10-Q
period 2003-07-31
NWH INC
filed 2003-09-15
CIK 915016

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

Common Stock, $.01 par value: 2,924,631 shares as of September 12, 2003.

NWH, Inc.

NWH, Inc.

Condensed Consolidated Balance Sheets

	July 31,	October 31,
	2003	2002
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$28,113,129	$31,498,217
Marketable securities	12,318,361	13,954,738
Trade and other receivables	2,371,939	2,083,653
Prepaid expenses and other current assets	650,352	1,285,420
Total current assets	43,453,781	48,822,028
Property and equipment, net of accumulated depreciation of $3,859,786 and $2,908,186, respectively	2,900,104	2,953,741
Goodwill	3,762,187	3,762,187
Investments and other assets	699,299	728,413
Total assets	$50,815,371	$56,266,369
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,783,926	$1,794,443
Call options written at fair value	1,941,730	4,592,925
Securities sold short at fair value	—	1,307,500
Current maturities of long-term debt	232,288	270,792
Current income taxes	510	958,130
Deferred income taxes	4,156,708	4,735,333
Dividends payable	2,924,632	—
Total current liabilities	11,039,794	13,659,123
Notes payable to related party	140,000	140,000
Long-term debt	17,712	86,121
Total liabilities	11,197,506	13,885,244
Commitments
Stockholders’ equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 20,000,000 shares authorized; 3,342,231 and 3,333,000 shares issued, respectively	33,422	33,330
Additional paid-in capital	23,195,991	23,071,872
Retained earnings	20,658,094	22,860,321
Accumulated other comprehensive income	821,992	1,137,672
Treasury stock, 417,600 and 388,400 shares, in 2003 and 2002, respectively, at cost	(5,091,634)	(4,722,070)
Total stockholders’ equity	39,617,865	42,381,125
Total liabilities and stockholders’ equity	$50,815,371	$56,266,369

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months		Nine Months
	Ended July 31,		Ended July 31,
	2003	2002	2003	2002

Services revenue	$3,498,567	$2,961,599	$9,435,558	$8,933,949

Cost of services	1,859,045	1,362,553	4,844,338	4,221,035
Professional fees	222,400	149,456	491,258	471,610
General and administrative	1,644,192	1,469,721	4,723,134	4,334,074
Depreciation and amortization	79,001	85,589	247,023	259,739
	3,804,638	3,067,319	10,305,753	9,286,458
Loss from operations	(306,071)	(105,720)	(870,195)	(352,509)

Other income (expense)
Gain on securities transactions, net	171,625	1,842,761	910,738	5,089,568
Dividend income	111,238	96,728	303,851	307,112
Interest income	76,438	128,039	268,078	307,976
Interest expense	(9,954)	(24,295)	(41,320)	(79,335)
Other income	—	—	421,253	—
	349,347	2,043,233	1,862,600	5,625,321
Income before provision for income taxes	43,276	1,937,513	992,405	5,272,812
Provision for income taxes	126,000	500,000	270,000	1,600,000
Net (loss) income	$(82,724)	$1,437,513	$722,405	$3,672,812

Net (loss) income per common share
Basic	$(0.03)	$0.47	$0.25	$1.17
Diluted	$(0.03)	$0.47	$0.25	$1.17

Weighted average number of common shares outstanding
Basic	2,920,618	3,043,959	2,920,887	3,141,277
Diluted	2,920,618	3,043,959	2,931,507	3,141,277

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months		Nine Months
	Ended July 31,		Ended July 31,
	2003	2002	2003	2002
Net (loss) income	$(82,724)	$1,437,513	$722,405	$3,672,812

Other comprehensive loss
Net unrealized holding gain (loss) on marketable securities arising during the period, net of income taxes of $19,779, ($630,613), ($110,231) and ($2,026,240), respectively	34,202	(1,237,134)	(187,991)	(3,656,226)
Reclassification adjustment for gains recognized in net (loss) income, net of income taxes of ($65,779), ($104,388), ($65,779) and ($153,760), respectively	(127,689)	(193,863)	(127,689)	(285,553)

Other comprehensive loss	(93,487)	(1,430,997)	(315,680)	(3,941,779)

Comprehensive (loss) income	$(176,211)	$6,516	$406,725	$(268,967)

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended July 31,
	2003	2002
Cash flows from operating activities
Net income	$722,405	$3,672,812
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	969,081	827,111
Gain on sale of investment	(421,253)	—
Accretion of interest income	—	(8,562)
Gain on securities transactions	(364,473)	(1,246,726)
Unrealized gain on securities transactions	(546,265)	(3,842,842)
Deferred income taxes	(402,615)	125,000
Bad debt expense	30,366	16,255
Net changes in assets and liabilities
Trade and other receivables	(318,652)	143,008
Prepaid expenses and other current assets	(364,931)	(70,262)
Investments and other assets	29,114	47,033
Accounts payable and accrued expenses	(10,517)	(525,891)
Current income taxes payable	(957,620)	975,000
Net cash (used in) provided by operating activities	(1,635,360)	111,936

Cash flows from investing activities
Acquisition of property and equipment	(326,811)	(98,499)
Increase in internally developed software	(588,633)	(696,066)
Proceeds from sale of marketable securities	1,338,155	26,294,185
Acquisition of marketable securities	—	(7,314,450)
Proceeds from sale of marketable securities - short sale	1,309,805	2,006,967
Acquisition of marketable securities - short sale	(2,566,701)	(3,966,003)
Acquisition of written call options	(11,952,845)	—
Proceeds from sale of written call options	9,968,315	—
Acquisition of common stock of ENS	—	(790,070)
Proceeds from sale of investment	1,421,253	—
Net cash (used in) provided by investing activities	(1,397,462)	15,436,064

Cash flows from financing activities
Acquisition of treasury stock	(369,564)	(4,379,126)
Borrowing of short-term debt	—	100,000
Principal payments of long-term debt	(106,913)	(288,605)
Proceeds from exercise of stock options	124,211	—
Net cash used in financing activities	(352,266)	(4,567,731)
Net (decrease) increase in cash and cash equivalents, end of period	(3,385,088)	10,980,269

Cash and cash equivalents
Beginning of period	31,498,217	19,231,683
End of period	$28,113,129	$30,211,952

Supplemental disclosure of cash flow information
Cash paid for interest	$41,320	$24,295
Cash paid for income taxes	$1,523,000	$500,000

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, Inc.

Notes to Condensed Consolidated Financial Statements

1.         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of NWH, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial statements for these interim periods, have been recorded.  Operating results for the interim period are not necessarily indicative of the results that may be expected for a full year.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 (File No.0-23598) as filed with the Securities and Exchange Commission.

Certain reclassifications have been made in prior period’s financial statements to conform to classifications used in the current period.

2.         New Accounting Pronouncements

In November 2002, the FASB released Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).  This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees it has issued.  The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee for guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements are effective for financial statements of periods ending after December 15, 2002.  The initial measurement and recognition provisions are required to be applied on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 did not have any impact on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46).  FIN 46 requires variable interest entities be consolidated by their primary beneficiaries.  A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits.  FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003.  The Company does not expect the adoption of this FIN will have a material impact on the consolidated operations or financial condition of the Company.

In April 2003, the FASB issued Statement No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149).  FAS 149 amends FAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process.  FAS 149 also amends FAS 133 to incorporate clarifications of the definition of a derivative.  FAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and requires prospective application.  The Company does not expect the adoption of FAS 149 will have a significant impact on their results of operations or financial condition.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity (“FAS 150”).

This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities.  This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not expect the provision of this statement to have a significant impact on the Company’s results of operations or financial position.

3.         Marketable Securities

Components of the available-for-sale marketable securities as of July 31, 2003 are as follows:

		Unrealized
		Holding	Fair
	Cost	Gain	Value
BellSouth common stock	$11,072,379	$1,245,982	$12,318,361

Included on the balance sheet are call options written on BellSouth common stock as of July 31, 2003 at a fair value of $1,941,730 representing contracts for 479,500 shares.

4.         Capital Stock

For the nine months ended July 31, 2003, the Company acquired 29,200 shares of its common stock for $369,564 under a plan that permits the acquisition of up to 20% of the Company’s stock.

5.         Sale of Investment

Included in prepaid expenses and other current assets at October 31, 2002 was an investment in a partnership accounted for at cost of $1,000,000.  During the nine months ended July 31, 2003, the Company sold such investment for cash proceeds of $1,421,253 and recognized a gain of $421,253.

6.         Stock Options

The Company adopted the disclosure provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition for an entity that voluntary changes to the fair value based method of accounting for stock-based employee compensation, effective as of the beginning of the fiscal year.  The Company continues to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) in accounting for stock-based compensation.  In accordance with APB No. 25, compensation costs for stock options is recognized in income based on the excess, if any, of the quoted market price over the exercise price of the stock on the date of grant.  The exercise price for all stock option grants equals the fair market value on the date of grant, therefore no compensation expense is recorded.

The following table illustrates the effect on net income (loss) and earnings per share as if the Company had applied the fair value recognition provisions for the nine and three months ended July 31, 2003 and 2002 (unaudited):

	Three Months Ended		Nine months ended
	2003	2002	2003	2002
Net income (loss)
As reported	$(82,724)	$1,437,513	$722,405	$3,672,812
Pro forma	(151,400)	1,243,833	614,190	3,259,908

Earning per share
Basic - as reported	$(0.03)	$0.47	$0.25	$1.17
Basic - pro forma	(0.05)	0.41	0.21	1.04
Diluted - as reported	(0.03)	0.47	0.25	1.17
Diluted - pro forma	(0.05)	0.41	0.21	1.04

7.         Earnings Per Share

Basic earnings per share is computed as net (loss) income divided by the weighted average number of common shares outstanding for the period.  Diluted earnings per share includes the dilutive effect of the assumed exercise of stock options.

Reconciliation of the weighted average shares outstanding for basic and diluted earnings per share are as follows:

	Periods Ended July 31,
	Three Months		Nine Months
	2003	2002	2003	2002
Basic EPS shares outstanding (weighted average)	2,920,618	3,043,959	2,920,887	3,141,277
Effect of dilutive securities	***	—	10,620	—
Diluted EPS shares outstanding	2,920,618	3,043,959	2,931,507	3,141,277

*** Dilutive securities are excluded for the three months ended July 31, 2003 since the inclusion of such shares would be antidilutive due to the net loss for the quarter then ended.

Options to purchase 75,000 shares of common stock were outstanding during the nine months ended July 31, 2003, but were not included in the computation of diluted earnings per share.  Since the exercise price of these options was greater than the average market price of the Company’s common shares during the respective periods, their inclusion in the computation would have been antidilutive.  Consequently, these options are excluded from the computation of earnings per share.

8.         Segment Information

The Company currently operates in two operating segments:  the holding company, including certain investments which are not currently material; and its investment in ENS.

	NWH and
	Other	ENS	Total
Three months ended July 31, 2003
Revenues
Service	$—	$3,498,567	$3,498,567
Expenses
Cost of services, professional fees, and general and administrative	(614,723)	(3,110,914)	(3,725,637)
Depreciation and amortization	(465)	(78,536)	(79,001)
(Loss) income from operations	$(615,188)	$309,117	$(306,071)

Capital expenditure for property and equipment (including costs incurred for internally developed software)	$17,486	$370,929	$388,415

Three months ended July 31, 2002
Revenues
Service	$—	$2,961,599	$2,961,599
Expenses
Cost of services, professional fees, and general and administrative	(480,460)	(2,501,270)	(2,981,730)
Depreciation and amortization	(871)	(84,718)	(85,589)

(Loss) income from operations	$(481,331)	$375,611	$(105,720)

Capital expenditure for property and equipment (including costs incurred for internally developed software)	$—	$335,832	$335,832

	NWH and
	Other	ENS	Total
Nine months ended July 31, 2003
Revenues
Service	$	$9,435,558	$9,435,558
Expenses
Cost of services, professional fees, and general and administrative	(1,484,010)	(8,574,720)	(10,058,730)
Depreciation and amortization	(1,395)	(245,628)	(247,023)

(Loss) income from operations	$(1,485,405)	$615,210	$(870,195)

Total assets	$41,531,139	$9,284,232	$50,815,371

Capital expenditure for property and equipment (including costs incurred for internally developed software)	$17,486	$897,958	$915,444

Nine months ended July 31, 2002
Revenues
Service	$—	$8,933,949	$8,933,949
Expenses
Cost of services, professional fees, and general and administrative	(1,308,046)	(7,718,673)	(9,026,719)
Depreciation and amortization	(8,151)	(251,588)	(259,739)

(Loss) income from operations	$(1,316,197)	$963,688	$(352,509)

Total assets	$46,500,937	$8,653,799	$55,154,736

Capital expenditure for property and equipment (including costs incurred for internally developed software)	$2,216	$792,349	$794,565

9.         Dividends Payable

On June 10, 2003, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, will be paid on August 1, 2003 to stockholders of record at the close of business on July 18, 2003.

On July 18, 2003, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, will be payable in cash on November 3, 2003 to stockholders of record at the close of business on October 20, 2003.

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

In excess of 29,000 providers are connected to our e-commerce and Internet services and, through our payer contracts, we currently conduct daily paper to e-commerce claim conversion for another 185,000 healthcare providers.  Our revenues are generated from payers, physicians, other providers and strategic partners through recurring subscriptions, flat or per transaction fees and revenue sharing.  As of June 10, 2003, we were connected to over 1,000 commercial healthcare plans, managed care organizations and Blue Cross/Blue Shield plans, as well as Medicare, Medicaid and CHAMPUS.

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

•                  Provider Connectivity (Xpedite™) enables ENS to identify the paper and manual transaction volumes of a payer’s provider groups, target high paper submitters, track internal progress, and market specifically to selected healthcare transaction submitters.  Based on payer specific criteria, ENS assigns different levels of internal resources to convert these providers to electronic business processes with the payer. The XpediteTM conversion program then goes beyond the sales process and combines efforts of all ENS internal departments.  The purpose of XpediteTM is to connect providers on behalf of payer organizations to make the participants more efficient through e-commerce.

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

As of September 12, 2003, in excess of 29,000 physicians were actively submitting electronic healthcare transactions via Health-e Network® suite of services with over an additional 2,500 contracted providers scheduled to be installed in 2003.

In addition to ENS, the Company continues its business of acquiring controlling interests in telecommunications, healthcare and other strategically linked areas.  The Company may acquire or invest in other businesses.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects and capital requirements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: the limited nature of the Company’s operations and the risk of the Company’s failure to acquire additional businesses; the uncertain acceptance of Health-e Network®; competition; existing government regulations and changes in, or the failure to comply with, government regulations; the ability of the Company to sustain, manage or forecast its growth; dependence on significant customers and the potential loss thereof; the ability to attract and retain qualified personnel; risk of technological obsolescence, and other factors referenced in this Quarterly Report on Form 10-Q including, without limitation, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  Certain of these factors are discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended October 31, 2002, including, without limitation, under the caption “Business” and Exhibit 99.1 thereto.  Given these uncertainties, undue reliance should not be placed on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Results of Operations

Nine months ended July 31, 2003 as compared to nine months ended July 31, 2002:

Services Revenue:

Services revenue increased from $8,933,949 for the nine months ended July 31, 2002 to $9,435,558 for the nine months ended July 31, 2003, primarily reflecting ENS’ increased sales.  See below for a discussion of ENS results of operations.

Cost of Services:

Cost of services increased from $4,221,035 for the nine months ended July 31, 2002 to $4,844,338 for the nine months ended July 31, 2003, reflecting costs related to increased sales at ENS and higher levels of amortization of capitalized software for revenue producing projects at ENS.  Cost of sales increased at a greater percentage than related sales due to implementation costs of ENS.   See below for a discussion of ENS results of operations.

Professional Fees:

Professional fees increased from $471,610 in the nine months ended July 31, 2002 to $491,258 for the nine months ended July 31, 2003 primarily as a result of compliance with Sarbanes-Oxley.

General and Administrative:

General and administrative expense increased from $4,334,074 in the nine months ended July 31, 2002 to $4,723,134 in the nine months ended July 31, 2003, reflecting increased marketing costs on the provider and payer side of ENS’ business.

Depreciation and Amortization:

Depreciation and amortization decreased from $259,739 in the nine months ended July 31, 2002 to $247,023 in the nine months ended July 31, 2003, primarily due to a reduction of equipment purchased by ENS.

Loss from Operations:

As a result of the foregoing events, loss from operations increased from a loss of ($352,509) in the nine months ended July 31, 2002 to a loss of ($870,195) in the nine months ended July 31, 2003.

Gain on Securities Transactions, net:

Gain on securities transactions, net, decreased from gain of $5,089,568 for the nine months ended July 31, 2002 to gain of $910,738 for the nine months ended July 31, 2003, representing the net results of option and short sale positions and settlements and realized gains from the sale of BellSouth common stock.  The unrealized gain (loss) on Bell South common stock, reflected in Other Comprehensive Income (Loss), net of income taxes, for the nine months ended July 31, 2002 was ($3,656,226) as compared to ($187,991) for the nine months ended July 31, 2003.

Interest and Dividend Income:

Interest income decreased from $307,976 for the nine months ended July 31, 2002 to $268,078 for the nine months ended July 31, 2003, primarily because of lower interest rates and lower cash levels relating to option and short positions on BellSouth common stock.  Dividend income decreased from $307,112 for the nine months ended July 31, 2002 to $303,851 for the nine months ended July 31, 2003, due to a higher dividend rate on BellSouth common stock offset by fewer shares owned during the nine months ended July 31, 2003 as compared to the nine months ended July 31, 2002.

Other Income:

During the nine months ended July 31, 2003, we realized gain of $421,253 from sale of our interest in an investment partnership.

Interest Expense:

Interest expense decreased from $79,335 for the nine months ended July 31, 2002 to $41,320 for the nine months ended July 31, 2003, primarily due to lower debt under ENS capital lease obligations.

Income Before Provision for Income Taxes:

We realized income before provision for income taxes of $5,272,812 for the nine months ended July 31, 2002, as compared to income before provision for income taxes of $992,405 for the nine months ended July 31, 2003, primarily as a result of lower gains on options and short positions and sales as described above.

Provision for Income Taxes:

Provision for income taxes was $1,600,000 for the nine months ended July 31, 2002, as compared to a provision for income taxes of $270,000 for the nine months ended July 31, 2003.

Net Income:

Net income decreased from $3,672,812 for the nine months ended July 31, 2002 to $722,405 for the nine months ended July 31, 2003 as a result of the foregoing events.

Three months ended July 31, 2003 as compared to three months ended July 31, 2002:

Services Revenue:

Services revenue increased from $2,961,599 in the three months ended July 31, 2002 to $3,498,567 in the three months ended July 31, 2003, primarily reflecting increased sales at ENS.  See below for a discussion of ENS results of operations.

Cost of Services:

Cost of services increased from $1,362,553 in the three months ended July 31, 2002 to $1,859,045 in the three months ended July 31, 2003, reflecting costs related to increased sales at ENS and higher levels of amortization of capitalized software for revenue producing projects at ENS.  Cost of sales increased at a greater percentage than related sales due to implementation costs of ENS.   See below for a discussion of ENS results of operations.

Professional Fees:

Professional fees increased from $149,456 in the three months ended July 31, 2002 to $222,400 in the three months ended July 31, 2003, primarily as a result of compliance with Sarbanes-Oxley.

General and Administrative:

General and administrative expenses increased from $1,469,721 in the three months ended July 31, 2002 to $1,644,192 in the three months ended July 31, 2003, reflecting increased marketing costs on the provider and payer side of its business.

Depreciation and Amortization:

Depreciation and amortization decreased from $85,589 in the three months ended July 31, 2002 to $79,001 in the three months ended July 31, 2003, primarily due to a reduction of equipment purchased by ENS.

Loss from Operations:

As a result of the foregoing events, loss from operations increased from a loss of ($105,720) in the three months ended July 31, 2002 to a loss of ($306,071) in the three months ended July 31, 2003.

Gain on Securities Transactions, Net:

We realized a net gain on securities transactions for the three months ended July 31, 2002 of $1,842,761 as compared to a net gain for the three months ended July 31, 2003 of $171,625, representing the net results of option and short sale positions and settlements.  The effect of unrealized (loss) gain on marketable securities reflected in Other Comprehensive Income (Loss), net of related income taxes, amounts to ($1,237,134) at July 31, 2002 and $34,202 at July 31, 2003, representing the unrealized (loss) gain in the BellSouth common stock.

Interest and Dividend Income:

Interest income decreased from $128,039 in the three months ended July 31, 2002 to $76,438 in the three months ended July 31, 2003, primarily because of lower interest rates and decreased cash levels relating to option and short positions on BellSouth common stock.  Dividend income increased from $96,728 in the three months ended July 31, 2002 to $111,238 in the three months ended July 31, 2003, due to higher dividends received on BellSouth common stock as no short positions were maintained.

Interest Expense:

Interest expense decreased from $24,295 in the three months ended July 31, 2002 to $9,954 in the three months ended July 31, 2003, primarily due to lower debt under ENS capital lease obligations.

Income before Provision for Income Taxes:

We realized income before provision for income taxes of $1,937,513 for the three months ended July 31, 2002, as compared to income of $43,276 for the three months ended July 31, 2003, primarily as a result of lower gains on options and short positions as described above.

Provision for Income Taxes:

The provision for income taxes was $500,000 for the three months ended July 31, 2002, as compared to a provision for income taxes of $126,000 for the three months ended July 31, 2003.

Net Income (Loss):

Net income decreased from income of $1,437,513 for the three months ended July 31, 2002 to a net loss of ($82,724) for the three months ended July 31, 2003, as a result of the foregoing events.

ENS—Results of Operations:

ENS - Nine months ended June 30, 2003 as compared to nine months ended June 30, 2002:

Services Revenue:

Services revenue increased from $8,933,949 for the nine months ended June 30, 2002 to $9,435,558 for the nine months ended June 30, 2003 (or approximately 5.6%), primarily reflecting growth in sales to providers and related payer income and revenues from new customers.  During the nine month period ended June 30, 2003, ENS entered into claim service agreements with PacifiCare and Aetna and began implementations of two significant additions to an existing multi-service contract which will eventually replace the revenues lost from Lifeguard and Caterpillar.  While two large customers temporarily reduced the amount of paper claims submitted, ENS has increased its number of direct e-commerce connections with payers and increased its number of direct provider connections by 28.4% from June 30, 2002 to June 30, 2003.  We anticipate quarterly services revenue to increase in excess of 30% by the first quarter of fiscal 2004, ending December 31, 2003.

Cost of Services:

Cost of services increased from $4,221,035 in the nine months ended June 30, 2002 to $4,844,338 in the nine months ended June 30, 2003 (or approximately 14.8%), as a result of higher levels of amortization of capitalized software for revenue-producing projects, increased numbers of providers and payers and implementations of two significant additions to an existing multi-service contract.  Cost of sales increased at a greater percentage than related sales due to implementation costs related to the additional paper claim business from our existing Fiserv contract, which are incurred before revenues are earned.  Development costs capitalized for the Lifeguard and Caterpillar contracts were fully amortized during the quarter ended December 31, 2002 due to termination of these contracts.

General and Administrative:

General and administrative expense increased from $3,497,638 in the nine months ended June 30, 2002 to $3,730,382 in the nine months ended June 30, 2003 (or approximately 6.7%) as a result of increased marketing costs on the provider and payer side of its business, increased commissions on increased provider sales and increased usage of consultants required for HIPAA compliance.  Professional fees are included in general and administrative expense.

Depreciation and Amortization:

Depreciation and amortization decreased from $251,588 in the nine months ended June 30, 2002 to $245,628 in the nine months ended June 30, 2003 (or approximately 2.4%), primarily due to a reduction of equipment purchased by ENS.

Interest Expense:

Interest expense, exclusive of interest payable to NWH, decreased from $79,335 in the nine months ended June 30, 2002 to $41,320 (or approximately 47.9%) in the nine months ended June 30, 2003, primarily due to lower debt under capital lease obligations. For the nine months ended June 30, 2003, $238,449 of interest expense by ENS to NWH is eliminated in consolidation.

Income from Operations:

As a result of the foregoing, income from operations decreased from $963,688 for the nine months ended June 30, 2002 to $615,210 for the nine months ended June 30, 2003.  We believe

ENS will improve its performance throughout 2003 as revenue ramps up from new customers and current implementations are completed.

EBITDA:

EBITDA decreased from $1,782,649 for the nine months ended June 30, 2002 to $1,582,894 for the nine months ended June 30, 2003 as a result of higher costs as a percent of revenue, as discussed above.  We provide EBITDA (earnings before interest, taxes, depreciation and amortization) information as a guide to the operating performance of ENS.  EBITDA, which is not a term recognized under generally accepted accounting principles, is calculated as the Income from Operations plus Depreciation and Amortization. Included in depreciation and amortization for the purpose of calculating EBITDA is depreciation of equipment and amortization of software costs of $567,373 for the nine months ended June 30, 2002 and $722,056 for the nine months ended June 30, 2003, which is included in Cost of Services as derived from segment information in Note 8 to the Financial Statements. EBITDA as calculated by the Company may not be comparable to calculations of similarly titled items reported by other companies.  We anticipate quarterly EBITDA to increase in excess of 60% by the first quarter of fiscal 2004, ending December 31, 2003.

Three months ended June 30, 2002 as compared to three months ended June 30, 2003:

Services Revenue:

Services revenue increased from $2,961,599 in the three months ended June 30, 2002 to $3,498,567 in the three months ended June 30, 2003 (or approximately 18.1%), primarily reflecting growth in sales to providers and related payer income and revenues from new customers.  During the three month period ended June 30, 2003, ENS entered into claim service agreements with PacifiCare and Aetna and began implementations of two significant additions to an existing multi-service contract which will replace the revenues lost from Lifeguard and Caterpillar.  While two large customers temporarily reduced the amount of paper claims submitted, ENS has increased its number of direct e-commerce connections with payers and increased its number of direct provider connections by 28.4% from June 30, 2002 to June 30, 2003. We anticipate quarterly services revenue to increase in excess of 30% by the first quarter of fiscal 2004, ending December 31, 2003.

Cost of Services:

Cost of services increased from $1,362,553 in the three months ended June 30, 2002 to $1,859,045 in the three months ended June 30, 2003 (or approximately 36.4%), as a result of implementations of two significant additions to an existing multi-service contract and increased numbers of providers and payers.  Cost of sales increased at a greater percentage than related sales due to implementation costs related to the additional paper claim business from our existing Fiserv contract, which are incurred before revenues are earned.

General and Administrative:

General and administrative expense increased from $1,138,716 in the three months ended June 30, 2002 to $1,251,869 in the three months ended June 30, 2003 (or approximately 9.9%) reflecting increased sales and marketing activities and increased commissions on increased provider sales.  Professional fees are included in general and administrative expense.

Depreciation and Amortization:

Depreciation and amortization decreased from $84,718 in the three months ended June 30, 2002 to $78,536 in the three months ended June 30, 2003 (or approximately 7.3%), primarily due to a reduction of equipment purchased by ENS.

Interest Expense:

Interest expense, exclusive of interest payable to NWH, decreased from $24,295 in the three months ended June 30, 2002 to $9,954 (or approximately 59.0%) in the three months ended June 30, 2003, due to a lower debt under capital lease obligations. For the three months ended June 30, 2003, $80,015 of interest expense by ENS to NWH is eliminated in consolidation.

Income from Operations:

As a result of the foregoing events, income from operations decreased from income of $375,611 in the three months ended June 30, 2002 to income from operations of $309,117 in the three months ended June 30, 2003.  We believe ENS will improve its performance throughout 2003 as revenue ramps up from new customers and current implementations are completed.

EBITDA:

EBITDA decreased from $663,965 for the three months ended June 30, 2002 to $587,431 for the three months ended June 30, 2003, primarily as a result of higher cost of services and increased marketing, as discussed above.  We provide EBITDA (earnings before interest, taxes, depreciation and amortization) information as a guide to the operating performance of ENS.  EBITDA, which is not a term recognized under generally accepted accounting principles, is calculated as the Income from Operations plus Depreciation and Amortization. Included in depreciation and amortization for the purpose of calculating EBITDA is depreciation of equipment and amortization of software costs of $203,636 for the three months ended June 30, 2002 and $199,778 for the three months ended June 30, 2003, which is included in Cost of Services as derived from segment information in Note 8 to the Financial Statements. EBITDA as calculated by the Company may not be comparable to calculations of similarly titled items reported by other companies.  We anticipate quarterly EBITDA to increase in excess of 60% by the first quarter of fiscal 2004, ending December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2003, we had approximately $40.4 million in cash and marketable securities, as well as our interest in ENS and other investments.  Our assets have been used for, and are currently reserved to fund acquisitions of healthcare e-commerce businesses, telecommunications assets, media businesses, development of our current businesses and development and acquisition of new technologies and businesses in other areas.  Such amount, with earnings thereon including proceeds from sale of BellSouth common stock and related derivatives, is expected to be sufficient to implement this business plan through April 2004, or for a shorter period if we determine to invest a substantial portion of our assets in major acquisitions, equity investments or stock repurchases.  We actively seek to acquire or invest in healthcare e-commerce or other businesses in telecommunications, media or in unrelated areas.

We may also dispose of assets from time to time.  We have no specific arrangements with respect to any such acquisitions, dispositions or investments at the present time.  There can be no assurance that any such acquisitions, dispositions or investments will be made.

Our board of directors authorized the repurchase of up to 20% of our common stock because we believe, under current market conditions, the repurchase is a favorable investment.  The repurchased shares will also be available for issuance upon exercise of outstanding options.  Between September, 2001 and July 31, 2003, we repurchased 417,600 shares for an aggregate cost of $5,091,634 including 2,900 shares repurchased during the three months ended July 31, 2003 for an aggregate cost of $46,458.

On June 10, 2003, the Company announced a program of quarterly dividends of $0.30 per share.  The Board of Directors of the Company plans to review dividends on a quarterly basis.  On June 10, 2003, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share, aggregating $0.50 per share.  The dividend was paid in cash on August 1, 2003 to stockholders of record at the close of business on July 18, 2003.  The aggregate amount paid was $1,462,316.  On July 18, 2003, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, will be payable in cash on November 3, 2003 to stockholders of record at the close of business on October 20, 2003.

During the three months ended July 31, 2003, we settled part of our option liabilities on BellSouth common stock.  While we continue to review our holdings of BellSouth common stock and from time to time have sold and purchased shares and options of these holdings, we have not yet determined whether we will sell or hedge our remaining BellSouth securities in the near future or how we will invest the proceeds of any such transaction.

Interest receivable by the Company from ENS increased to $1,311,955 at July 31, 2003, for a total outstanding loan to the Company of $6,491,955, including accrued interest. In July 2003 ENS borrowed an additional $100,000 of the outstanding loan balance.  The outstanding balance under this loan agreement including interest has been eliminated from the consolidated financial statements.  During the third quarter of 2003, the Company spent $388,415 on fixed assets, including $293,774 for internally developed software and $94,641 for computer equipment required for increased claims processing and the development of XpediteTM, our provider targeting and tracking system.

Operating overhead costs of ENS have decreased as a result of cost cutting measures and production efficiencies gained. We anticipate increased revenues in the near future.  The combination of these factors going forward will improve overall profitability, allowing ENS to sustain itself on cash flows from its operations without further investment from NWH.

ENS - Liquidity and Capital Resources:

ENS’ losses have been financed principally through equity investments by the Company and loans from the Company, which loans aggregated $6,365,036 through June 30, 2003 (including accrued interest of $1,285,036).  ENS plans additional investment in its technology enhancements, including further development and implementation of XpediteTM, its full contact management operating system; its Internet claims processing system; hosting of new HIPAA transactions;  ECT, an Internet based full claims tracking system; additional payer connectivity; and enhancements to broaden the transactions processing infrastructure.

Although we believe that ENS may need to obtain additional financing to accelerate its strategic business plan, based upon existing contracts with physicians, other providers, payers and management companies and current expense levels, management expects ENS to continue profitable operations, established in the third quarter of fiscal 2001, through fiscal 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (the “FASB”) released Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ( FIN 45). This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee for guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The initial measurement and recognition provisions are required to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have any impact on the Company s consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. The Company does not expect the adoption of this FIN will have a material impact on the consolidated operations or financial condition of the Company.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities  ( FAS 149 ).  FAS 149 amends FAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process.  FAS 149 also amends FAS 133 to incorporate clarifications of the definition of a derivative.  FAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and requires prospective application.  The Company does not expect FAS 149 will have a significant impact on their results of operations or financial condition.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, (“ FAS 150”). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the provision of this statement to have a significant impact on the Company’s results of operations or financial position.

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

Changes in prevailing interest rates and stock price of BellSouth will cause the yield on our investments and the costs of shorts and options to fluctuate.  To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in commercial paper, money market funds, highly liquid U.S. Treasury notes and federal agency notes and other low risk investments.  We view these high grade securities within our portfolio as having similar market risk characteristics. The weighted-average interest rate of the portfolio was 0.8% at July 31, 2003.

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

ITEM 4.                                  CONTROLS AND PROCEDURES

As of July 31, 2003, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management.  Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, as of July 31, 2003.  There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.                                          Submission of Matters to a Vote of Security Holders.

Part II, Item 4 of the Company’s Form 10-Q for the fiscal quarter ended April 30, 2003 is incorporated by reference.

Item 5.                                          Other Information.

Not applicable.

Item 6.                                      Exhibits and Reports on Form 8-K.

(a)	Exhibits:
	Exhibit 99.1:	Certification of Periodic Report by Principal Executive Officer and Principal Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002

	Exhibit 99.2:	Certification of Periodic Report by Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002

Reports on Form 8-K:
(b)	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 15, 2003

NWH, INC.
(Registrant)

By:	/s/ Terrence S. Cassidy
Terrence S. Cassidy, President and Principal Accounting Officer