Form 10-K
period 2003-10-31
NWH INC
filed 2004-01-29
CIK 915016

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $49,220,639 as of January 26, 2004, based upon the last sales price per share of the Registrant's Common Stock, as reported on the Nasdaq National Market on such date. As of January 26, 2004, 2,924,631 shares of Common Stock, $.01 par value, of the Registrant were outstanding.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference to the proxy statement for the annual meeting of stockholders of the registrant to be filed on or before February 28, 2004.

NWH, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2003

PART I

ITEM 1.    BUSINESS

The Company

        NWH, Inc. ("NWH" or the "Company", formerly National Wireless Holdings Inc.) owns and operates Electronic Network Systems, Inc. ("ENS"), a payer services organization that connects healthcare payers and providers using state of the art proprietary software and telecommunications services for most healthcare payment and insurance validation transactions. The Company focuses its efforts on the development of ENS' business and continues its business of acquiring and disposing of interests in healthcare and other business areas.

        The Company was organized in Delaware on August 31, 1993. The Company's executive offices are located at 156 West 56th Street, Suite 2001, New York, New York 10019, telephone: (212) 582-1212.

Electronic Network Systems, Inc.

General

        NWH manages ENS and owns 94% of ENS' outstanding stock.

National Healthcare Communications Company.

        ENS is a payer services organization that connects payers (i.e., insurance companies and third party administrators) and providers (i.e., doctors, group practices and other healthcare providers) using state of the art proprietary software and telecommunications services for most healthcare payment and insurance validation transactions. ENS provides a state of the art technology platform for web based graphical user interfaces on a national basis, which enables its clients, both payers and providers, to comply fully with applicable regulatory requirements such as those imposed by HIPAA (as discussed in Industry below). ENS' service offerings address the full array of evolving industry needs in this focused area with a complete cycle of services from a single point of entry (a personal computer in the client's office) for both providers and payers, compatible with multiple system and database operating environments. These services include an Internet transactions portal, payer transactions hosting, electronic data interchange, Pre-adjudication software services (PASS™), scanning, optical character recognition and data entry of paper claims and correspondence and mailroom services. ENS generates revenue through recurring subscriptions, flat or per transaction fees and revenue sharing.

        Over 32,000 providers are connected to ENS' e-commerce and Internet services and, through payer arrangements, ENS also currently conducts daily paper to e-commerce claim conversion for another 185,000 healthcare providers. As of January 26, 2004, ENS was connected to over 1,200 payers, including commercial healthcare plans, managed care organizations, Blue Cross/Blue Shield plans, Medicare, Medicaid and CHAMPUS.

Strategies

        ENS' primary strategy is to provide solutions and services in healthcare transaction processing that eliminate paper and manual processes and to enable real-time analysis of the transactions, thereby increasing the speed and efficiency of communications between healthcare payers and providers. These service offerings must be updated continually to enable existing clients to meet changing legislative compliance requirements, as well as matching competitive offerings. To enable efficient handling of payers' claims, ENS focuses on converting the provider's claims to an electronic format at the earliest stage and consequently markets directly to providers. Early and accurate conversion of paper transactions to an electronic format at the providers' site saves administrative dollars for both the payers and providers. Early conversion to electronic format also enables provider e-commerce connectivity, processing and "cleaning" of claims for auto-adjudication by the payers, and facilitates the payers' compliance with regulatory electronic transaction requirements, for instance, under HIPAA.

        Federal and state regulatory actions have contributed to the growth in the need for payer service organizations, with some HIPAA regulations going into effect in 2003 and new standards and regulations going into effect in 2004 through 2005. ENS is continually developing its service offerings to meet these regulatory needs.

        In addition to enhancing its service objectives, ENS has sought to control its costs and maintain a stable employee base. From 2001 through early 2003, ENS restructured its operations to improve internal efficiency and profitability while ensuring better performance through better training and incentives for its personnel.

        Healthcare communications is a dynamic area and ENS continually upgrades its service offerings. Key components of continuing product development include:

  (a)
  eliminating additional paper steps in healthcare transaction processing through electronic and automatic signature features and further edits and services in compliance with existing commercial and governmental requirements.

  (b)
  providing "accurate transactions," going beyond ENS' historical "clean claim" services as definitions of what is accurate are redefined by clients, primarily the payers;

  (c)
  providing an information exchange hub enabling any payer to communicate with any provider to exchange any required information through marketing ENS' Health-e Network® (see ENS Services below). ENS will continue to enhance information reporting capabilities with additional specialties such as DME (durable medical equipment), dental, and pharmacy information, and increasing integration with physician management software vendors; and

  (d)
  co-marketing its web based services with payers and vendors in order to reach a much wider audience of providers.

Key elements of ENS services

        ENS developed a full national payer and vendor program based on HIPAA-compliant transaction architecture and Internet portal infrastructure. ENS was the first industry electronic data interchange clearinghouse to go live with a national payer for all provider-initiated HIPAA compliant transactions, including:

  •
  Healthcare Claims (ANSI 837)

  •
  Eligibility (ANSI 270/271)

  •
  Claims Status Inquiry (ANSI 276/277)

  •
  Referrals and Authorizations (ANSI 278)

  •
  Patient Statements (via the Internet)

  •
  Electronic Remittance Advice (ANSI 835)

        ENS was also the first clearinghouse to go live with all transactions in a web-hosted environment for a national payer. Recently, ENS underwent stress testing of its new real-time transactions engine, and, based on the testing, management believes ENS has the current capacity to process in excess of 3 million transactions a day.

        ENS has focused on developing HIPAA compliance testing and payer implementations that satisfy not only the HIPAA regulations that went into effect in 2003 but also the new standards and regulations which will take effect in 2004 through 2005. Because its services meet HIPAA standards, ENS has contracts with seventeen of the top twenty national payers and is currently in discussions with the remaining three of the top twenty payers.

        ENS has also focused on the stability of its system environment and began rolling out its new integrated provider solutions through its Software Developer's Kit (SDK). As a result, ENS' provider site sales increased by 56% in fiscal 2003 as compared to the previous fiscal year.

ENS Services—Health-e Network®

        ENS' Health-e Network® suite of services addresses all of the healthcare industry's administrative transaction processing needs, both e-commerce and paper. As a provider of a full-cycle payer and provider e-commerce services, ENS enhances the providers' and payers' administrative efficiency. The service offerings range from a front-end data capture/transmission software, to advanced pre-adjudication software, to simple mailroom services. ENS currently provides e-commerce connectivity to over 1,200 payers for the e-commerce claims component of Health-e Network® and provides several payers with connectivity for the entire suite of HIPAA-mandated administrative transactions between payers and providers.

        Health-e Network® includes the following:

  •
  Healthcare e-Commerce Transactions Processing ENS delivers multiple applications that enable healthcare providers to conduct key healthcare transactions easily with many payers. ENS provides these e-commerce applications through the Internet and on multiple operating systems. ENS also delivers transaction processing capabilities to strategic partners, such as physician management software vendors which, with their own software, access payers to conduct electronic business transactions via use of ENS' Software Developer's Kit (SDK). ENS currently processes and routes medical and hospital claims, eligibility requests and responses, claims status, claims tracking, claim payment remittance information, reporting, referral and authorization transactions. ENS services support all of the HIPAA-defined transactions and deliver to providers various methods of conducting those transactions with payers.

  •
  Provider Connectivity (Xpedite™) enables ENS to identify the paper and manual transaction volumes of a payer's provider groups, target high paper submitters, track internal progress, and market specifically to selected healthcare transaction submitters. Based on payer specific criteria, ENS assigns different levels of internal resources to convert these providers to electronic business processes with the payer. The Xpedite™conversion program then goes beyond the sales process and combines efforts of all ENS internal departments. The purpose of Xpedite™ is to connect providers on behalf of payer organizations to make the participants more efficient through e-commerce.

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

        As of January 26, 2004, in excess of 32,000 physicians were actively submitting electronic healthcare transactions via Health-e Network®suite of services with over an additional 2,200 contracted provider sites scheduled to be installed in 2004.

Advisory Board.

        The Company has assembled an Advisory Board consisting of executives with knowledge of the medical data processing industry and general business trends in order to help the Company and ENS anticipate industry trends and develop strategies to meet the challenges of ENS' business. They will be compensated out of the incentive bonus program described below.

Industry

        Although ENS faces competition from other industry players, none provide our complete-cycle proven solution that addresses all provider claim activity while enabling HIPAA required transactions, combined with a proven strategy of connecting providers and enabling them to do business electronically with healthcare payers. Additionally, within today's healthcare environment, very few competitors are focused on an all-payer electronic solution for providers.

        We believe that healthcare information services will continue to be one of the fastest growing segments within the healthcare industry, and the use of e-commerce and the Internet will dramatically increase over the next 3 to 5 years as a major component of daily operations for healthcare industry participants.

        Demand for our services is driven by three factors. First, payer organizations, both commercial and governmental, continue to tighten their budgets and lower reimbursements to providers. Payers must secure outsourcing services that bring them greater efficiencies and support higher levels of electronic transaction processing between them and their respective provider networks. Second, the payer community is focusing on decreasing operating costs and increasing profit margins. Payers have an incentive to increase the use of e-commerce and the Internet because electronic transactions cost payers less to administer. By contracting with ENS for utilization of our services, payers have an opportunity for fixed cost pricing and significant levels of overhead reduction. Third, government and industry legislation and rulemaking, especially the Health Insurance Portability and Accountability Act (HIPAA), the Joint Commission on Accreditation of Healthcare Organizations (JCAHO), industry accreditation groups such as the National Committee for Quality Assurance (NCQA) and organized lobbies representing provider groups are requiring the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information. These regulations, which went into effect in 2003, are also driving the development and standardization of many other electronic healthcare transaction types for additional administrative simplification. As a result, payers are moving to outsource many primary transactions processing functions (i.e. paper claims, imaging/scanning, e-commerce implementation, pre-adjudication, mailroom services, etc.) to reduce their internal information technology staffing costs, meet government regulations, as well as partnering to achieve increased levels of provider connectivity.

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

        The Administration Simplification Act, Section F of HIPAA, requires the adoption of eight standard financial and administrative formats to enable health information to be exchanged electronically, thus improving the efficiency and effectiveness of the health care system. HIPAA-AS should accelerate the number of electronic claims, and related transactions, such as eligibility, enrollments and disenrollments, etc. As payers must develop the capacity to accept or send HIPAA-AS mandated transaction sets, payers can look to third parties such as ENS' Health-e Network® to accept, send, host, and process transaction information on their behalf. In addition, ENS management believes that the combination of HIPAA, NCQA, and other healthcare lobbying groups should drive the growth of batch (medical) claims, real-time transactions, and claims outsourcing processes.

Competition

        The healthcare industry continues to suffer from outdated paper and manual processing. Although technically the efficiencies from use of the internet and other e-commerce tools are clearly available, healthcare remains today less technically sophisticated for most of its transaction processing. Many competitors, such as WedMD, ProxyMed and others, offer all levels of new Internet-based services to the healthcare industry. To date, adoption and integration into daily practice of these offerings has been at a very low level. ENS expects increasing levels of e-commerce application adoption by the healthcare industry's primary participants over the next three to five years. ENS competes against traditional claims clearinghouses, such as WebMD, McKesson/HBOC, Per-Se Technologies, ProxyMed, and others. ENS has in the past competed with legacy practice management systems vendors offering a claims processing component. However, in the past year, ENS began partnering with many new vendors by offering back-end processing, integrated and co-brandable solutions.

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

Customers

        Our principal customers consist of healthcare providers, such as physicians, hospitals, clinics and billing services, and third-party payers, such as indemnity insurers, managed care organizations, preferred provider organizations, claims submitters and state/federal governmental agencies. In addition, ENS markets its services indirectly to providers and payers through third party administrators, aggregators, consultants and accountants. Benesight and Lifeguard accounted for 31% and 11%, respectively, of total revenues during fiscal 2002. Benesight and its affiliates Harrington Benefits and Fiserv accounted for an aggregate of 39% of total revenues during fiscal 2003. The California State Department of Managed Health Care Operations (DMCO) conserved Lifeguard under receivership during fiscal 2002 and ordered Lifeguard to wind down its membership business by December 31, 2002. Therefore, Lifeguard has not continued as a significant customer. Hence, Benesight in combination with its sister organization, Harrington, accounted for a higher percentage of our revenues in fiscal 2003. ENS recently entered into a multi-year agreement with Pacificare Health Systems, one of the largest national consumer health organizations.

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

        Our computer network provides for multi-path host access with a high degree of accuracy and integrity. It was designed to operate continuously and was constructed and engineered with fault tolerance and redundancy in mind. Servers are typically configured with redundant hard drives, multiple power supplies, and multiple processors. Power is provided via uninterruptible power supply systems. The software and related data files that are maintained and processed on the network are backed up nightly and stored off-site from the data center. We outsource some of the data entry and programming functions. Recently, ENS underwent stress testing of our new real-time transaction engine and we believe ENS has the current capacity to process in excess of 3 million transactions a day.

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

        Recent government and industry legislation and rulemaking, especially the Health Insurance Portability and Accountability Act (HIPAA), the Joint Commission on Accreditation of Healthcare Organizations (JCAHO), industry accreditation groups such as the National Committee for Quality Assurance (NCQA) and organized lobbies representing physician groups are requiring the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information. HIPAA should accelerate the number of electronic claims and related real-time transactions, such as eligibility, verification, enrollment, etc. A section of HIPAA, the Administrative Simplification Act, requires payers to use eight standardized real-time transactions, including eligibility. On August 17, 2000, the U.S. Department of Health and Human Services published final regulations to govern these eight standardized real-time transactions involving health information, which required compliance by October 16, 2002 and which later allowed for an amendment to be filed extending compliance until October 16, 2003. Payers have been able to meet these requirements by outsourcing the claims processing function to third parties such as Health-e Network®.

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

Facilities

        ENS' executive and corporate offices are located in Colorado Springs, Colorado in approximately 20,000 square feet of office space under a lease that expires June 14, 2006. ENS has a processing center in Pueblo, Colorado that occupies approximately 11,000 square feet. We believe that our facilities are adequate for our current operations.

Employees

        As of January 26, 2004, ENS had 223 employees, including 84 salaried and 139 hourly employees (including temporary employees). None of these employees is represented by a union or other collective bargaining group. ENS believes its relationship with its employees is good.

Incentive bonus program

        In January 2003, the Company adopted an incentive bonus plan for executives and consultants of ENS and members of the Advisory Board providing for payment of approximately 5% of any gain to the Company in the event of a sale of ENS or a public offering by ENS.

Litigation

        ENS is not currently party to any material litigation.

Telecommunications

        We have sold or otherwise disposed of all our telecommunications assets, but we may continue to seek acquisitions in the area. Management believes that the prices of telecommunications businesses have been too volatile recently to present attractive opportunities. Some of our former telecommunications operations are described below.

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

TLC Productions

        In April 2001, we closed the operations of our subsidiary TLC Productions, Inc. ("TLC"), a teleport and uplink facility located in North Miami, Florida, that provided satellite uplink services to clients who then are able to rebroadcast signals to video programming distributors.

Other Operations

        In addition to ENS, the Company continues its business of acquiring or disposing of interests in healthcare and other business areas. The Company currently has no specific agreements or arrangements to acquire or dispose of any such businesses.

Developing Technology

        The Company is reviewing on a preliminary basis acquisitions of healthcare, telecommunications and strategically linked companies.

Anagram International Communications Ltd.

        Anagram International Communications Ltd. ("Anagram") was organized in 1995 to engage in, among other things, the business of acquiring television programming for distribution in the United States and abroad. The Company invested an aggregate of $636,875 in Anagram. Anagram wound down most of its business in 2000 and is currently inactive.

Other Events

        On January 23, 2002, we changed the Company's name from National Wireless Holdings Inc. to NWH, Inc., reflecting its expansion as a holding company into healthcare e-commerce and its interest in acquisitions in other areas.

        Our board of directors authorized the repurchase of up to 20% of our common shares because we believe, under current market conditions, that repurchase is a favorable investment. The repurchased shares will also be available for sale upon exercise of outstanding options. In fiscal 2002, we repurchased an aggregate of 371,900 shares for an aggregate cost of $4,529,075. In fiscal 2003 we repurchased an aggregate of 29,200 shares for an aggregate cost of $369,564.

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

ITEM 2.    PROPERTIES

        The Company generally leases the real estate where its business and offices are located. The Company leases office space for its offices in New York pursuant to a lease expiring January 31, 2007, at a rate per month of $14,917 plus escalation charges. ENS leases approximately 20,000 square feet of office space in Colorado Springs, Colorado under a lease that expires June 14, 2006. ENS also maintains an office in Pueblo, CO. The Company's subsidiary, TLC, had accrued liabilities for expenses on a terminated lease during the year ended October 31, 2001. This lease terminated during the year ended October 31, 2003. The Company's total lease expense for the year ended October 31, 2003 was approximately $660,000 (net of $36,000 of rental income) as compared to approximately $685,000 (net of $52,500 of rental income) for the year ended October 31, 2002. The Company believes its properties are adequate for its current needs.

ITEM 3.    LEGAL PROCEEDINGS

        The Company is a party to various claims in the ordinary course of business. Management believes that the aggregate impact of such claims, if any, will not have a material impact on the financial position, results of operations, or liquidity of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Part II, Item 4 of the Company's form 10-Q for the fiscal quarter ended April 30, 2003 is incorporated by reference.

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

	2003		2002
Quarter
	High	Low	High	Low
First	15.37	11.80	12.45	11.30
Second	16.99	14.70	13.24	11.74
Third	19.00	15.53	14.20	12.45
Fourth	19.62	18.16	13.45	11.06

        As of January 26, 2004, there were approximately 1,000 beneficial holders of Common Stock.

        In June 2003, the Company announced a policy of paying regular quarterly dividends of $.30 per share. In August and November 2003, the Company paid the $.30 regular dividend and a special dividend of $.20 per share. In November 2003, the Company declared its $.30 regular dividend and a $.20 special dividend, payable in February 2004, and expects to continue paying cash dividends on the Common Stock in the foreseeable future. The payment of cash dividends on shares of Common Stock will be within the discretion of the Company's Board of Directors and will depend upon the earnings of the Company, the Company's capital requirements and other financial factors which are considered relevant by the Company's Board of Directors.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance equity compensation (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	190,769	$15.76	90,000
Equity Compensation Plans Not Approved by Security Holders	0	N/A	N/A

ITEM 6.    SELECTED FINANCIAL DATA

        The selected historical financial data for the Company presented below under the captions "Operating Data" and "Balance Sheet Data" as of October 31, 1999, 2000, 2001, 2002 and 2003, and for the years ended October 31, 1999, 2000, 2001, 2002, and 2003 are derived from the Company's consolidated financial statements. The selected financial data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

	Year Ended October 31, 2003	Year Ended October 31, 2002	Year Ended October 31, 2001	Year Ended October 31, 2000	Year Ended October 31, 1999
Operating Data:
Services Revenue	$13,396,673	$11,930,646	$12,183,824	$9,031,402	$5,325,505
Other Income (Loss)(1)	2,112,612	6,066,925	10,785,052	6,147,638	313,744
Net Income (Loss)(2)	440,029	4,185,708	2,152,439	1,782,612	(1,376,263)
Net Income (Loss) per common share—Basic(3)	0.15	1.35	0.65	0.53	(0.42)
Weighted average number of common Shares outstanding—Basic(3)	2,921,830	3,094,724	3,333,000	3,333,000	3,293,274
Balance Sheet Data:
Cash and cash equivalents	$29,309,192	$31,498,217	$19,231,683	$11,520,876	$24,754,663
Marketable securities	$9,777,901	13,954,738	34,794,641	51,476,079	30,988,890
Total assets	$49,876,573	56,266,369	64,019,330	72,549,284	64,226,219
Long-term obligations	$155,022	226,121	488,662	370,658	342,646
Total liabilities	$10,523,443	13,885,244	17,099,510	25,262,484	16,898,016
Total stockholders' equity	$39,353,130	42,381,125	46,919,820	47,286,800	47,328,203
Cash dividends declared per Common share	$1.00	0	0	0	0

(1)
Includes Gain (Loss) on Securities transactions, net, interest income, dividend income, interest expense and other income.

(2)
During the fiscal year ended October 31, 2001, the Company adopted the provisions of SFAS 133 (Accounting for Derivative Instruments and Hedging Activities) which resulted in a cumulative effect adjustment of $2,812,000. See Note 2 to Consolidated Financial Statements.

(3)
See Notes 2 and 14 to Consolidated Financial Statements

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        NWH, Inc. ("NWH" or the "Company", formerly National Wireless Holdings Inc.) owns and operates Electronic Network Systems, Inc. ("ENS"), a payer services organization that connects healthcare payers and providers using state of the art proprietary software and telecommunications services for most healthcare payment and insurance validation transactions. The Company focuses its efforts on the development of ENS' business and continues its business of acquiring and disposing of interests in healthcare and other business areas.

        The Company's fiscal year ends on October 31. ENS' fiscal year ends on September 30.

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

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements and Notes to Consolidated Financial Statements, which were prepared in conformity with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to form a basis for making judgments about the carrying values of assets and liabilities and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

        We evaluate our estimates on an ongoing basis, including those related to revenue recognition, short-term and long-term investments, deferred tax assets, income taxes, collectibility of customer receivables, long-lived assets including goodwill, certain accrued expenses, and contingencies and litigation.

        We believe the following reflect our critical accounting policies and our more significant judgments and estimates used in the preparation of our consolidated financial statements:

        Revenue—Our revenue recognition policies for ENS are as follows:

        Transaction Services.    Healthcare payers and providers pay us fees for our services, generally on a per transaction basis or monthly basis. We recognize revenue as we perform the service. Healthcare payers and providers also pay us one-time implementation and annual maintenance fees. We recognize revenue from these fees ratably over the term of the respective agreements.

        Physician Services.    Healthcare providers pay us one-time fees for the purchase of practice management software systems. We recognize revenue from these one-time fees when we enter into noncancelable agreements with our customers, the products have been delivered and there are no uncertainties regarding product acceptance and delivery and no significant future performance obligations and collectability is probable. Amounts received in advance of meeting these criteria are deferred until we meet these criteria. Revenue from multiple-element software arrangements is recognized using the residual method as vendor specific objective evidence ("VSOE") of fair value exists for the undelivered elements, but not for all of the delivered elements. The residual method requires revenue to be allocated to the undelivered elements based on the fair value of such elements, as indicated by VSOE. VSOE is based on the price charged when an element is sold separately. Healthcare providers also pay us fees for maintenance and support of their practice management system, including the hardware and software. We recognize revenue from these fees ratably over the contract period, typically in one year or less. Healthcare providers also pay us fees for transmitting transactions to payers and patients. We recognize revenue from these fees, which are generally paid on a monthly or per transaction basis, as we provide the service.

        Portal Service.    Customers pay us for advertising, sponsorship, healthcare management tools, and e-commerce transactions related to our online distribution channels and the online and offline distribution channels of our strategic partners. Revenue from advertising is recognized as advertisements are delivered. Revenues from sponsorship arrangements and healthcare management tools are recognized ratably over the term of the applicable agreement. Revenue from fixed fee content license or carriage fees is recognized ratably over the term of the applicable agreement. E-commerce revenue is recognized when a subscriber or consumer utilizes our Internet-based services or purchases goods or services through our Web site or co-branded Web site with one of our strategic partners. Subscription revenue, including subscription revenue from sponsorship arrangements, is recognized over the subscription period. When contractual arrangements contain multiple elements, revenue is allocated to the elements based on their relative fair values, determined using prices charged when elements are sold separately.

        Long-Lived Assets—Our long-lived assets consist of property and equipment, goodwill and internally developed software costs. Goodwill arises from the acquisitions we have made. Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually. We use a discounted cash flow approach to determine the fair value of goodwill. There was no impairment of goodwill noted as a result of our impairment testing in 2003 or 2002.

        Internally Developed Software—The Company capitalizes purchased software which is ready for service and development costs for software incurred from the time the preliminary project stage is completed until the software is ready for use. The Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project state is completed and the Company management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and (3) interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

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

        Investments—Our investments at October 31, 2003, consist principally of an equity investment in a publicly traded company. The Company has liability for related options. Each reporting period we evaluate the market of our investments and record a corresponding gain or loss on investments. Future changes in market or economic conditions or operating results of our investments could result in gains or losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value.

        The Company's written call options are measured at fair value on the balance sheet with unrealized gains and losses recognized in the statement of operations.

1)    RESULTS OF OPERATIONS

        The following sets forth results of operations for the Company. See below for a more detailed discussion of ENS results of operations.

Fiscal year ended October 31, 2003 as compared to fiscal year ended October 31, 2002:

Services Revenue:

        Services revenue increased from $11,930,646 for the fiscal year ended October 31, 2002 to $13,396,673 for the fiscal year ended October 31, 2003, primarily reflecting ENS' increased sales.

Cost of Services:

        Cost of services increased from $5,600,431 for the fiscal year ended October 31, 2002 to $6,889,251 for the fiscal year ended October 31, 2003, reflecting costs related to increased sales at ENS and higher levels of amortization of capitalized software for revenue producing projects of ENS. Cost of sales increased at a greater percentage than related sales due to implementation costs of ENS. See below for a discussion of ENS results of operations.

Professional Fees:

        Professional fees increased from $693,110 in the fiscal year ended October 31, 2002 to $827,682 in the fiscal year ended October 31, 2003 as a result of higher levels of transaction activity and a greater number of compliance reviews and corporate matters related to the Sarbanes Oxley Act of 2002. The professional fees relating to the Company, independent of ENS' business, increased from $598,660 in the fiscal year ended October 31, 2002 to $721,332 in the fiscal year ended October 31, 2003, reflecting higher levels of transaction activity.

General and Administrative:

        General and administrative expense increased from $5,875,099 in the fiscal year ended October 31, 2002 to $6,360,109 in the fiscal year ended October 31, 2003, reflecting increased marketing costs on the provider and payer side of ENS' business. The general and administrative expense relating to operations of the Company, independent of ENS' business, increased from $1,250,126 in the fiscal year ended October 31, 2002 to $1,433,627 in the fiscal year ended October 31, 2003.

Depreciation and Amortization:

        Depreciation and amortization decreased slightly from $343,223 in the fiscal year ended October 31, 2002 to $316,214 in the fiscal year ended October 31, 2003, primarily due to fully depreciated assets being replaced with assets for less cost.

Loss from Operations:

        As a result of the foregoing events, loss from operations increased from ($581,217) for the fiscal year ended October 31, 2002 to ($996,583) for the fiscal year ended October 31, 2003.

Gain on Securities Transactions, net:

        Gain on securities transactions, net, decreased from gain of $5,322,634 for the fiscal year ended October 31, 2002 to gain of $1,002,793 for the fiscal year ended October 31, 2003, representing the net results of written call option and short sale liabilities and settlements and realized gains from the sale of BellSouth common stock. Under Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," unrealized gains and losses related to written call options and short sales are recorded in the Statement of Operations. Further, unrealized gains and losses on BellSouth common stock, are recorded through Other Comprehensive Income (Loss) and are only recorded in the Statement of Operations when realized upon ultimate sale. The realized and unrealized gain on derivative transactions decreased from $4,757,675 for the fiscal year ended October 31, 2002 to a gain of 583,687 for the fiscal year ended October 31, 2003. The unrealized loss on Bell South common stock, reflected in Other Comprehensive Loss, net of income taxes, for the fiscal year ended October 31, 2002 was ($3,909,775) as compared to an unrealized gain of $39,246 for the fiscal year ended October 31, 2003.

Interest and Dividend Income:

        Interest income decreased from $438,263 for the fiscal year ended October 31, 2002 to $324,696 for the fiscal year ended October 31, 2003, primarily because high yielding investments matured and were reinvested at lower market interest rates. In addition, we reduced our cash investments because of the repurchase of our common stock, payment of dividends and changes in cash levels relating to written call option and short positions on BellSouth common stock. Dividend income increased from $403,841 in the fiscal year ended October 31, 2002 to $412,329 in the fiscal year ended October 31, 2003, due to higher dividends received on BellSouth common stock, and a lower short position maintained during the year.

Interest Expense:

        Interest expense decreased from $97,813 in the fiscal year ended October 31, 2002 to $48,459 in the fiscal year ended October 31, 2003, primarily due to lower interest rates despite a small increase in the average amount of debt outstanding at ENS during the period. Capital lease obligations decreased during the period but were offset by an increase in other debt.

Income Before Provision for Income Taxes and Cumulative Effect of a Change in Accounting for Written Call Options:

        We realized income before provision for income taxes and cumulative effect of a change in accounting for written call options of $5,485,708 for the fiscal year ended October 31, 2002, as compared to income before provision for income taxes and cumulative effect of a change in accounting for written call options of $1,116,029 for the fiscal year ended October 31, 2003, primarily as a result of the increase in the (Loss) from Operations and lower gains on options and short positions and sales and decreased interest income, as described above.

Provision for Income Taxes:

        Provision for income taxes was $1,300,000 for the fiscal year ended October 31, 2002, as compared to a provision for income taxes of $676,000 for the fiscal year ended October 31, 2003.

Net Income and Income before Cumulative Effect of Change in Accounting for Written Call Options:

        Net income and income before cumulative effect of change in accounting method decreased from $4,185,708 for the fiscal year ended October 31, 2002 to $440,029 for the fiscal year ended October 31, 2003, as a result of the foregoing events.

2002 as compared to 2001:

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

Depreciation and Amortization:

        Depreciation and amortization decreased from $756,759 in the fiscal year ended October 31, 2001 to $343,223 in the fiscal year ended October 31, 2002, primarily due to a reduction of approximately $315,000 in amortization of goodwill as compared to the prior period resulting from our adoption of SFAS No. 142 and a reduction of approximately $125,000 in depreciation and amortization of our former subsidiary TLC, which was closed during the quarter ending April 30, 2001. See Note 1 to the Consolidated Financial Statements.

Loss from Operations:

        As a result of the foregoing events, loss from operations decreased from ($3,720,613) for the fiscal year ended October 31, 2001 to ($581,217) for the fiscal year ended October 31, 2002.

Gain on Securities Transactions, net:

        Gain on securities transactions, net, decreased from gain of $8,614,811 for the fiscal year ended October 31, 2001 to gain of $5,322,634 for the fiscal year ended October 31, 2002, representing the net results of written call option and short sale liabilities and settlements and realized gains from the sale of BellSouth common stock. Under Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," unrealized gains and losses related to written call options and short sales are recorded in the Statement of Operations. Further, unrealized gains and losses on BellSouth common stock, are recorded through Other Comprehensive Income (Loss) and are only recorded in the Statement of Operations when realized upon ultimate sale. The unrealized gain on derivative transactions decreased from $7,048,814 for the fiscal year ended October 31, 2001 to a gain of $4,757,675 for the fiscal year ended October 31, 2002. The unrealized loss on Bell South common stock, reflected in Other Comprehensive Loss, net of income taxes, for the fiscal year ended October 31, 2001 was ($4,062,105) as compared to ($3,909,775) for the fiscal year ended October 31, 2002.

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

ENS—Results of Operations:

        See Note 18 to the Consolidated Financial Statements for segment information concerning ENS.

ENS—fiscal year ended September 30, 2003 as compared to fiscal year ended September 30, 2002:

Services Revenue:

        Services revenue increased from $11,930,646 for the fiscal year ended September 30, 2002 to $13,396,673 for the fiscal year ended September 30, 2003 (or approximately 12.3%), primarily reflecting growth in sales to providers and related payer income and revenues from new customers. During the fiscal year ended September 30, 2003, ENS entered into claim service agreements with PacifiCare and Aetna and began implementations of two significant additions to an existing multi-service contract which replaces the revenues lost from Lifeguard and Caterpillar. While the loss in 2002 of these two large customers temporarily reduced the amount of paper claims submitted, ENS has increased its number of direct e-commerce connections with payers and increased its number of direct provider connections by 36.9% from September 30, 2002 to September 30, 2003.

Cost of Services:

        Cost of services increased from $5,600,431 in the fiscal year ended September 30, 2002 to $6,889,251 in the fiscal year ended September 30, 2003 (or approximately 23.0%), as a result of increased business levels of ENS and the continuing implementations of two significant additions to an existing multi-service contract. Included in cost of services for the fiscal year ended September 30, 2002 and September 30, 2003 is amortization of software costs and depreciation of equipment of $819,156 and $926,370 respectively.

General and Administrative:

        General and administrative expense increased from $3,677,097 in the fiscal year ended September 30, 2002 to $3,723,383 in the fiscal year ended September 30, 2003 (or approximately 1.3%) as a result of business growth and implementations combined with cost containment measures. This amount excludes selling and advertising in the amount of $1,042,326 and $1,309,449 and includes professional fees of $94,450 and $106,350 as of September 30, 2002 and 2003, respectively.

Depreciation and Amortization:

        Depreciation and amortization decreased from $334,201 in the fiscal year ended September 30, 2002 to $313,191 in the fiscal year ended September 30, 2003 (or approximately 6.3%), primarily due to increasing levels of fixed assets being fully depreciated during the year, because of full depreciation of certain fixed assets.

Income from Operations:

        As a result of the foregoing, income from operations decreased from $1,276,591 for the fiscal year ended September 30, 2002 to $1,161,399 for the fiscal year ended September 30, 2003.

Interest Expense:

        Interest expense, exclusive of interest payable to NWH, decreased from $97,813 in the fiscal year ended September 30, 2002 to $48,459 (or approximately 50.5%) in the fiscal year ended September 30, 2003, primarily due to a decrease in the average capital lease balances at ENS during the period. For the fiscal year ended September 30, 2003, $316,647 of interest expense was payable by ENS to NWH and was eliminated in consolidation.

EBITDA:

        EBITDA decreased from $2,429,948 for the fiscal year ended September 30, 2002 to $2,400,960 for the fiscal year ended September 30, 2003 as a result of higher costs as a percent of revenue, as discussed above. We provide EBITDA (earnings before interest, taxes, depreciation and amortization) information as a guide to the operating performance of ENS. EBITDA, which is not a term recognized under generally accepted accounting principles, is calculated as the (loss) income from operations plus depreciation and amortization. Included in depreciation and amortization for the purpose of calculating EBITDA is depreciation of equipment and amortization of software costs, which is included in cost of services. EBITDA as calculated by the Company may not be comparable to calculations of similarly titled items reported by other companies.

ENS—fiscal year ended September 30, 2002 as compared to fiscal year ended September 30, 2001:

Services Revenue:

        Services revenue decreased from $12,153,746 for the fiscal year ended September 30, 2001 to $11,930,646 for the fiscal year ended September 30, 2002 (or approximately 1.8%), primarily reflecting ENS' reduced volumes of paper processing on all of its major contracts due primarily to the shift of providers from submitting paper claims to electronic submissions, the loss in 2002 of Lifeguard and Caterpillar as customers. Shifting claims from paper to e-commerce reduces overall revenue as the revenue per claim for e-commerce is less than paper; however, the shift from paper claims increases efficiency for both payers and providers and, for ENS, generates significantly higher gross profit per claim. While two large customers reduced the amount of paper claims submitted, ENS has increased its number of direct e-commerce connections with payers and increased its number of direct provider connections by 28.7% from September 30, 2001 to September 30, 2002.

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

Depreciation and Amortization:

        Depreciation and amortization increased from $285,417 in the fiscal year ended September 30, 2001 to $334,201 in the fiscal year ended September 30, 2002 (or approximately 17.1%), due to higher levels of fixed asset purchases.

Income (Loss) from Operations:

        As a result of the foregoing, income from operations increased from a loss of ($860,752) for the fiscal year ended September 30, 2001 to income of $1,276,591 for the fiscal year ended September 30, 2002, reflecting the full implementation of our business model, including cost containment and related reduction of less profitable lines of business.

Interest Expense:

        Interest expense, exclusive of interest payable to NWH, decreased from $122,432 in the fiscal year ended September 30, 2001 to $97,813 in the fiscal year ended September 30, 2002 (or approximately 20.1%), primarily due to a decrease in the average amount of debt outstanding at ENS during the period. Capital lease obligations decreased during the period but were offset by an increase in other debt. For the fiscal year ended September 30, 2002, $474,723 of interest expense was payable by ENS to NWH and was eliminated in consolidation.

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

Use of Non-GAAP Financial Measures:

        Certain disclosures in this document include "non-GAAP Generally Accepted Accounting Principles) financial measures." A non-GAAP financial measure is defined as a numerical measure of a company's financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the Consolidated Statements of Earnings, Balance Sheets or Statements of Cash Flows of the Company. As required by the SEC's recently issued Regulation G, a reconciliation of EBITDA (earnings before interest, taxes, depreciation and amortization) with the most directly comparable GAAP measure follows:

EBITDA:

        We define EBITDA as earnings from operations before extraordinary items, before net interest and related expenses (primarily amortization of debt issuance costs), income taxes, depreciation and amortization. We believe that the most directly comparable GAAP financial measure to EBITDA is income from operations. In the discussion of ENS' EBITDA above, the difference between EBITDA and ENS' income from operations (which does not include provision for taxes) for the fiscal year ended September 30, 2003 ($2,400,960 and $1,161,399, respectively) consisted primarily of $926,370 of amortization of software costs and depreciation of equipment included in costs of services and $313,191 of depreciation and amortization.

        EBITDA is presented as additional information because we believe it is a useful indicator of an entity's debt capacity and its ability to service its debt. EBITDA is not a substitute for operating income, net earnings or cash flows from operating activities, as determined in accordance with generally accepted accounting principles. EBITDA is not a complete net cash flow measure because it is a financial performance measure that does not include reductions for cash payments for an entity's obligation to service its debt, fund its working capital and capital expenditures, and pay its income taxes. EBITDA is not a complete measure of an entity's profitability because it does not include costs and expenses for interest and income taxes and depreciation and amortization. Rather EBITDA is a potential indicator of an entity's ability to fund these cash requirements. EBITDA, as we define it may differ from similarly named measures used by other entities and, consequently, could be misleading unless all entities calculate and define EBITDA in the same manner.

2)    LIQUIDITY AND CAPITAL RESOURCES

        As of October 31, 2003, we had approximately $39.1 million in cash and marketable securities, as well as our interest in ENS. Our assets have been used for, and are currently reserved to fund development of our healthcare e-commerce business and development and acquisition of new technologies and businesses in other areas. Such amount, with earnings thereon including proceeds from sale of BellSouth common stock and related derivatives, is expected to be sufficient to implement this business plan through October 2004, or for a shorter period if we determine to invest a substantial portion of our assets in major acquisitions, equity investments or stock repurchases. We actively seek to acquire or invest in healthcare e-commerce and other businesses in telecommunications, media or in unrelated areas. We may also dispose of assets from time to time. We have no specific arrangements with respect to any such acquisitions, dispositions or investments at the present time. There can be no assurance that any such acquisitions, dispositions or investments will be made.

        Our board of directors authorized the repurchase of up to 20% of our common stock because we believe, under current market conditions, the repurchase is a favorable investment. The repurchased shares will also be available for issuance upon exercise of outstanding options. Through October 31, 2003, we repurchased 417,600 shares for an aggregate cost of $5,091,634.

        During the fiscal year ended October 31, 2003, we settled part of our option liabilities on BellSouth common stock. While we continue to review our holdings of BellSouth common stock and from time to time have sold and purchased shares and derivatives of these holdings, we have not yet determined whether we will sell or hedge our remaining BellSouth securities in the near future or how we will invest the proceeds of any such transaction.

        Interest receivable by the Company from ENS remained at $1,286,329 at October 31, 2003, for a total outstanding loan to the Company of $6,466,329, including accrued interest. The outstanding balance under this loan agreement including interest has been eliminated from the consolidated Financial Statements. During fiscal year 2003, the Company spent $1,462,683 on fixed assets, including $1,066,121 for internally developed software and $396,562 for computer equipment required for increased claims processing and the development of Xpedite, our provider targeting and tracking system.

        ENS has been operating profitably, allowing ENS to sustain itself on cash flows from its operations without further investment from NWH.

ENS—Liquidity and Capital Resources:

        ENS' losses were financed principally through equity investments by the Company and loans from the Company, which loans aggregated $6,438,985 through September 30, 2003 (including accrued interest of $1,258,985). ENS plans additional investment in its technology enhancements, including further development and implementation of Xpedite, its full contact management operating system; its Internet claims processing system; Web Enrollment, a remote Internet based technology to enroll customers at time of sale; ECT, an Internet based full claims tracking system; additional payer connectivity; and enhancements to broaden the transactions processing infrastructure.

        Although we believe that ENS may need to obtain additional financing to accelerate its strategic business plan based upon existing contracts with physicians, other providers, payers and management companies and current expense levels, management expects ENS to continue profitable operations, established in the third quarter of fiscal 2001, through fiscal 2004.

3)    INFLATION

        In the opinion of management, inflation has not had a material effect on the operations of the Company.

4)    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In November 2002, the FASB released Interpretation No. 45, Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45").

This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee for guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for financial statements of period ending after December 15, 2002. The initial measurement and recognition provisions are required to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have any impact on the Company's consolidated financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of the interpretation are effective for financial statements for the first period ending after December 15, 2003 or March 15, 2004, depending on the nature of the variable interest entity. The adoption of FIN 46 for VIE's created prior to February 1, 2003 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

        In April 2003, the FASB issued Statement No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("FAS 149"). FAS 149 amends FAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process. FAS 149 also amends FAS 133 to incorporate clarifications of the definition of a derivative. FAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and requires prospective application. The adoption of FAS 149 did not have any impact on the Company's consolidated financial position or results of operations.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity ("FAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the first interim period beginning after June 15, 2003. In November 2003, the FASB decided to defer the effective date of certain provisions of FAS 150. The Company does not expect adoption of this pronouncement to have a material impact on the consolidated financial statements.

        On December 17, 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements. The Company has not yet determined whether SAB 104 will have any impact on the Financial Statements.

5)    TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	17,664	17,664	—	—	—

Capital Lease Obligations	68,436	53,414	15,022	—	—

Operating Lease Obligations	1,134,733	391,462	698,520	44,751	—

Purchase Obligations	—	—	—	—	—

Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	—	—	—	—	—

Total	1,220,833	462,540	713,542	44,751	—

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

        Changes in prevailing interest rates and stock price of BellSouth will cause the yield on our investments and the costs of shorts and options to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and marketable securities (other than BellSouth common stock and related shorts and options) in commercial paper, non-government debt securities, money market funds, highly liquid U.S. Treasury notes and federal agency notes and other low risk investments. We view these high grade securities within our portfolio as having similar market risk characteristics. The weighted-average interest rate of the portfolio was .8% at October 31, 2003.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        As of October 31, 2003, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of the Company's management. Based on that evaluation, management has concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them as of October 31, 2003. There have been no changes in the Company's internal control over financial reporting during the fiscal year ended October 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning the directors of the Company will be set forth in the section entitled "Election of Directors" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held in April, 2004, which section is incorporated herein by reference. Information concerning the officers of the Company will be set forth in the section entitled "Executive Officers of the Company" in the Proxy statement for the Annual Meeting of Stockholders to be filed by February 28, 2004. Information concerning compliance with Section 16(a) of the Exchange Act will be set forth in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be filed by February 28, 2004, which section is incorporated by reference. The information concerning the Code of Ethics of the

Company will be set forth in the section entitled "Code of Ethics" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be filed by February 28, 2004, which section is incorporated by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information for this item will be set forth in the section entitled "Executive Officers of the Company" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be filed by February 28, 2004, which section is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information for this item will be set forth in the section entitled "Security Ownership of Officers, Directors and 5% Owners" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be filed by February 28, 2004, which section is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information for this item will be set forth in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be filed by February 28, 2004, which section is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information for this item will be set forth in the section entitled "Ratification of the Company's Selection of its Auditors" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be filed by February 28, 2004, which section is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this report:

1.
The financial statements:

The consolidated financial statements included in this item are indexed on page F—1 "Index to Financial Statements".

2.
Financial Statement schedules:

None

3.
Exhibit list.

The following exhibits were previously filed as indicated or are filed herewith.

3.1(a)[1]	Certificate of Incorporation and By-laws of Company.
3.1(b)[5]	Amendment to Certificate of Incorporation, dated June 10, 1997.
3.2(a)[3]	Amendment, dated June 29, 1995, to the Company's By-Laws.
3.1(b)[5]	Amendment to Company's By-laws, dated June 10, 1997.
3.1(c)[7]	Amendment to Company's By-laws, dated June 2, 2000.
3.1(d)[14]	Amendment to Company's By-laws, dated March 31, 2003.

4[4]	Rights Agreement, dated as of December 12, 1996, between National Wireless Holdings Inc. and Continental Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations designating the relative rights, preferences and limitations of the Series A Junior Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Shares.
4(a)[7]	Amendment to Rights Agreement, dated as of December 12, 1996.
4.1[2]	Specimen of Common Stock Certificate.
10.1[8]	Restated and Amended Employment Agreement with Terrence S. Cassidy, dated June 26, 2000
10.40[5]	Form of Director Indemnification Agreement.
10.42[5]	1997 Equity Incentive Plan.
10.47	Loan Documentation relating to the ENS Credit Facility.
(a) Restated Loan Agreement[6].
(b) Note[6].
(c) Bridge Note[9].
(d) Additional Note[12].
(e) Amendment No 8[15].
10.48	2000 Non Employee Directors Stock Option Plan[11].
21	Subsidiaries of the registrant[15].
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[15].
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[15].
99.1	Factors That May Affect Future Results of Operation[15].
(b)
Reports on Form 8-K: Not applicable.

1
Filed with the initial filing of the Company's Registration Statement on Form S-1, File No. 33-7914.

2
Filed with Amendment No. 3 to the Company's Registration Statement.

3
Filed with Form 10-Q for the Quarter ended July 31, 1995.

4
Filed with Form 8-K dated February 26, 1997.

7
Filed with Form 10-Q for the Quarter ended April 30, 1997.

5
Filed with Form 10-Q for the Quarter ended July 31, 1997.

6
Filed with Form 10-Q for the Quarter ended April 30, 1999.

7
Filed with Form 10-Q for the Quarter ended April 30, 2000.

8
Filed with Form 10-Q for the Quarter ended July 31, 2000.

9
Filed with Form 10-K for the Year ended October 31, 2000

10
Filed with Form 10-K for the Year ended October 31, 2001.

11
Filed with Schedule 14A dated May 26, 2000.

12
Filed with Form 10-Q for the Quarter ended January 31, 2001.

13
Filed with Form 10-Q for the Quarter ended July 31, 2002.

14
Filed with Form 10-Q for the Quarter ended April 30, 2003.

15
Filed herewith.

NWH, Inc.

Index

October 31, 2003 and 2002

Report of Independent Auditors

To the Board of Directors and Stockholders
of NWH, Inc.

        In our opinion, the consolidated financial statements listed in the accompanying index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of NWH, Inc. and its subsidiaries at October 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
December 19, 2003

NWH, Inc.

Consolidated Balance Sheets

October 31, 2003 and 2002

	2003	2002
Assets
Current assets
Cash and cash equivalents	$29,309,192	$31,498,217
Marketable securities	9,777,901	13,954,738
Trade and other receivables, net of allowance of $40,000 and $45,446 as of October 31, 2003 and 2002, respectively	2,419,797	2,083,653
Prepaid expenses and other current assets	456,794	1,285,420

Total current assets	41,963,684	48,822,028
Property and equipment, net of accumulated depreciation and amortization of $2,865,039 and $2,258,673 as of October 31, 2003 and 2002, respectively	703,739	937,995
Internally developed software, net of accumulated amortization of $1,238,812 and $649,513 as of October 31, 2003 and 2002, respectively	2,489,215	2,015,746
Goodwill	3,762,187	3,762,187
Investments and other assets	957,748	728,413

Total assets	$49,876,573	$56,266,369

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued expenses	$2,116,881	$1,794,443
Call options written, at fair value	2,148,928	4,592,925
Securities sold short, at fair value	—	1,307,500
Current portion of long-term debt	71,078	270,792
Current income taxes	970,426	958,130
Deferred income taxes	3,598,792	4,735,333
Dividends payable	1,462,316	—

Total current liabilities	10,368,421	13,659,123
Notes payable	140,000	140,000
Long-term debt	15,022	86,121

Total liabilities	10,523,443	13,885,244

Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 3,342,231 and 3,333,000 shares issued, respectively	33,422	33,330
Additional paid-in capital	23,195,991	23,071,872
Retained earnings	20,375,719	22,860,321
Accumulated other comprehensive income	839,632	1,137,672
Treasury stock, 417,600 and 388,400 shares, respectively, at cost	(5,091,634)	(4,722,070)

Total stockholders' equity	39,353,130	42,381,125

Total liabilities and stockholders' equity	$49,876,573	$56,266,369

The accompanying notes are an integral part of these financial statements.

NWH, Inc.

Consolidated Statements of Income

Years Ended October 31, 2003, 2002 and 2001

	2003	2002	2001
Services revenue	$13,396,673	$11,930,646	$12,183,824
Cost of services	6,889,251	5,600,431	7,030,617
Professional fees	827,682	693,110	586,640
General and administrative	6,360,109	5,875,099	7,530,421
Depreciation and amortization	316,214	343,223	756,759

Total expenses	14,393,256	12,511,863	15,904,437

Loss from operations	(996,583)	(581,217)	(3,720,613)

Other income (expense)
Gain on securities transactions, net	1,002,793	5,322,634	8,614,811
Dividend income	412,329	403,841	396,068
Interest income	324,696	438,263	1,897,846
Interest expense	(48,459)	(97,813)	(123,673)
Other income	421,253	—	—

	2,112,612	6,066,925	10,785,052

Income before provision for income taxes and cumulative effect of change in accounting for written call options	1,116,029	5,485,708	7,064,439
Provision for income taxes	676,000	1,300,000	2,100,000

Income before cumulative effect of change in accounting for written call options	440,029	4,185,708	4,964,439
Cumulative effect of change in accounting for written call options net of income taxes of $(1,514,667)	—	—	(2,812,000)

Net income	$440,029	$4,185,708	$2,152,439

Net income per common share
Basic	$0.15	$1.35	$0.65

Diluted	$0.15	$1.35	$0.65

Weighted average number of common shares outstanding
Basic	2,921,830	3,094,724	3,333,000

Diluted	2,938,396	3,094,724	3,333,000

The accompanying notes are an integral part of these financial statements.

NWH, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended October 31, 2003, 2002 and 2001

	2003	2002	2001
Net income	$440,029	$4,185,708	$2,152,439

Other comprehensive income (loss), net of tax
Cumulative effect of a change in accounting for written call options, net of income taxes of $1,514,667	—	—	2,812,000
Net unrealized holding gain (loss) on marketable securities arising during the period, net of income taxes of $20,217, ($2,146,240) and ($1,421,737), respectively	39,246	(3,909,775)	(4,062,105)
Reclassification adjustment for gains recognized in net income, net of income taxes of ($190,227), ($153,760), and ($376,712), respectively	(337,286)	(285,553)	(1,076,319)

Other comprehensive loss	(298,040)	(4,195,328)	(2,326,424)

Comprehensive income (loss)	$141,989	$(9,620)	$(173,985)

The accompanying notes are an integral part of these financial statements.

NWH, Inc.

Consolidated Statements of Stockholders' Equity

Years Ended October 31, 2003, 2002 and 2001

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, October 31, 2000	$33,330	$23,071,872	$16,522,174	$7,659,424	$—	$47,286,800
Net income			2,152,439			2,152,439
Treasury stock, at cost					(192,995)	(192,995)
Unrealized loss on marketable securities, net				(2,326,424)		(2,326,424)

Balance, October 31, 2001	33,330	23,071,872	18,674,613	5,333,000	(192,995)	46,919,820
Net income			4,185,708			4,185,708
Treasury stock, at cost					(4,529,075)	(4,529,075)
Unrealized loss on marketable securities, net				(4,195,328)		(4,195,328)

Balance, October 31, 2002	33,330	23,071,872	22,860,321	1,137,672	(4,722,070)	42,381,125
Net income			440,029			440,029
Common stocks issued from exercise of stock options	92	124,119				124,211
Treasury stock, at cost					(369,564)	(369,564)
Dividends paid and declared			(2,924,631)			(2,924,631)
Unrealized loss on marketable securities, net				(298,040)		(298,040)

Balance, October 31, 2003	$33,422	$23,195,991	$20,375,719	$839,632	$(5,091,634)	$39,353,130

The accompanying notes are an integral part of these financial statements.

NWH, Inc.

Consolidated Statements of Cash Flows

Years Ended October 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities
Net income	$440,029	$4,185,708	$2,152,439
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,242,584	1,162,379	1,392,629
Gain on sale of partnership investment	(421,253)	—	—
Loss on exiting satellite programming uplink operations	—	—	524,645
(Accretion) amortization of interest	—	(8,562)	32,685
Gain on security transactions, net	(1,591,397)	(5,691,462)	(3,009,807)
Unrealized loss (gain) on marketable securities	588,604	368,828	(1,278,338)
Deferred income taxes	(977,000)	(1,100,000)	548,536
Bad debt expense	48,920	28,843	29,082
Change in assets and liabilities
Trade and other receivables	(385,064)	133,396	(407,736)
Prepaid expenses and other current assets	(180,019)	(38,724)	148,508
Investments and other assets	(229,335)	(163,550)	87,544
Accounts payable and accrued expenses	322,438	(260,787)	52,664
Current income taxes payable	12,296	900,000	(220,000)

Net cash (used in) provided by operating activities	(1,129,197)	(483,931)	52,851

Cash flows from investing activities
Acquisition of property and equipment	(396,562)	(169,101)	(526,066)
Increase in internally developed software	(1,066,121)	(983,581)	(1,307,211)
Proceeds from sale of property and equipment	—	—	209,822
Acquisition of marketable securities	—	—	(23,232,572)
Proceeds from sale of marketable securities	4,127,894	14,918,097	33,065,559
Proceeds from sale of marketable securities—short sale	1,309,805	2,006,967	4,109,479
Acquisition of marketable securities—short sale	(2,566,701)	(3,966,003)	(4,611,442)
Acquisition of written call options	(13,595,055)	(10,735,427)	(19,533,500)
Proceeds from sale of written call options	11,684,140	17,254,771	20,059,023
Acquisition of common stock of ENS	—	(790,070)	(100,000)
Proceeds from sale of partnership investment	1,421,253	—	—

Net cash provided by investing activities	918,653	17,535,653	8,133,092

Cash flows from financing activities
Proceeds from short-term debt	100,000	100,000	—
Acquisition of treasury stock	(369,564)	(4,529,075)	(192,995)
Dividends paid	(1,462,315)	—	—
Principal payments of short term and long term debt	(134,134)	(128,698)	(105,817)
Principal payments of capital leases	(236,679)	(227,415)	(176,324)
Proceeds from exercise of stock options	124,211	—	—

Net cash used in financing activities	(1,978,481)	(4,785,188)	(475,136)

Net increase (decrease) in cash and cash equivalents	(2,189,025)	12,266,534	7,710,807

Cash and cash equivalents
Beginning of year	31,498,217	19,231,683	11,520,876

End of year	$29,309,192	$31,498,217	$19,231,683

Supplemental disclosure of cash flow information
Cash paid for interest	$48,459	$97,813	$126,253
Cash paid for taxes	1,640,704	1,500,000	302,500
Capital lease assets acquired and obligations incurred	—	13,686	305,631
Dividends declared	1,462,316	—	—
Accounts payable transferred to capital lease	—	—	49,857

The accompanying notes are an integral part of these financial statements.

NWH, Inc.

Notes to Consolidated Financial Statements

1.     Company Operations

        NWH, Inc. ("the Company") formerly known as National Wireless Holdings Inc., a Delaware corporation organized on August 31, 1993, is an electronic commerce and communications company. The Company currently owns substantially all of Electronic Network Systems Inc., ("ENS") formerly known as Electronic Data Submission Systems, Inc., a payer services organization that connects healthcare payers and providers using state of the art proprietary software and telecommunications services for most healthcare payment and insurance validation transactions. In addition to this business, the Company continues to pursue acquisitions of interests in healthcare and other strategically linked areas. The Company may acquire or invest in other businesses. In June 1997, the Company sold its wireless cable assets in Miami, Florida in exchange for common stock of BellSouth Corporation.

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

  Marketable Securities

        Marketable securities consist of an investment in BellSouth Corporation ("BellSouth") common stock. The marketable securities are classified as available for sale, and are measured at fair value on the balance sheet. Investment income or loss including realized gains and losses on investments, interest and dividends is included in the statement of operations. Unrealized gains and losses on investments are recorded, net of tax, as a separate component of stockholders' equity. Gains and losses on securities sold are determined based on the specific identification method.

        Effective November 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under the pronouncement, written call options are measured at fair value on the balance sheet with unrealized gains and losses recognized in the statement of operations. Previously, written call options were measured at fair value on the balance sheet, however, unrealized gains and losses were not recognized in the statement of operations until settlement. The unrealized loss on written call options, which was balanced by a rise in the market value of the underlying stock, was approximately $4,327,000 on November 1, 2000 and was recorded as a cumulative effect. The tax effect of this unrealized loss was approximately $1,515,000.

        The Company utilizes written call options to protect its position in BellSouth common stock, preserve its tax basis and reduce equity price risk.

  Trade and Other Receivables

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter. Estimates are based on experience, current trends, credit policy and a percentage of accounts receivable by aging category. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required.

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

        Research and development costs and computer software maintenance costs related to software development are expensed as incurred. Capitalized software development costs are amortized using the straight-line method generally over four years, not to exceed the expected life of the product. The carrying value of capitalized software development costs is regularly reviewed by the Company, and a loss is recognized if the value of estimated undiscounted cash flows related to the asset falls below the unamortized costs. Amortization expense was $612,246, $410,763 and $224,642 for the years ended October 31, 2003, 2002 and 2001, respectively.

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

  Goodwill

        Goodwill represents the excess of the purchase price over the net assets of acquired companies. Effective November 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new pronouncements, goodwill and intangible assets that have an indefinite life will no longer be amortized, but will be subject to at least an annual impairment test in accordance with the statement. Other intangible assets that have finite useful lives will continue to be amortized over their useful life. Prior to adoption, goodwill was amortized on the straight-line method over 15 years. Such amortization is included in depreciation and amortization in the financial statements for the year ended October 31, 2001.

  Concentration of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company holds no collateral for accounts receivable. Cash is placed into financial institutions with high credit ratings. Concentration of risks with respect to receivables is mitigated based on the number of customers and ongoing credit evaluations of existing customers.

  Fair Value of Financial Instruments

        Cash equivalents comprise money market funds whose carrying amounts approximate fair value due to the short-term maturity of the instruments.

        Marketable securities, Call options written, and Securities sold short are reflected at fair value on the accompanying consolidated balance sheet at October 31, 2003.

        Long-term debt relates principally to equipment lease obligations and a note payable to a related party. Interest rates on the debt approximate the rates available at October 31, 2003 and the Company believes that their carrying value of debt at October 31, 2003 approximates fair value.

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

        The Company had one customer that made up 39% of service revenues and 36% of trade and other receivables, as of October 31, 2003, respectively. The Company had two customers that made up 31% and 11% of service revenues and 23% and 8% of trade and other receivables as of October 31, 2002, respectively. The Company had two customers that made up 30% and 12% of service revenues and 18% and 9% of trade and other receivables as of October 31, 2001, respectively.

        During fiscal 2002, the Company amended its service agreement with the largest customer in fiscal 2002 noted above. The amendment increases the potential revenue by providing services to an entity related to that customer. Also during fiscal 2002, two payer contracts, one of which was the second largest customer in fiscal 2002, were terminated during the first quarter of fiscal 2003. The combination of these changes has resulted in an increased reliance by the Company on its largest customer.

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

  Stock-Based Compensation

        At October 31, 2003, the Company has stock-based compensation plans, which are described more fully in Note 15. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure an amendment of FAS 123." This statement encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company continues to account for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no compensation cost has been recognized with regard to options granted under the Plan in the accompanying financial statements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

	2003	2002	2001
Net income
As reported	$440,029	$4,185,708	$2,152,439
Pro forma	$312,044	$3,719,133	$2,069,553
Earnings per share
Basic—as reported	$0.15	$1.35	$0.65
Basic—pro forma	$0.11	$1.20	$0.62
Diluted—as reported	$0.15	$1.35	$0.65
Diluted—pro forma	$0.11	$1.20	$0.62

        These pro forma adjustments to net income and net income per common share assume fair values of each option grant estimated using the Black-Scholes option pricing formula. The more significant assumptions underlying the determination of such fair value for options granted 2003, 2002 and 2001, respectively include: (i) weighted average risk-free interest rates of 2.93%, 2.93% and 3.6%; (ii) weighted average expected option life of 5 years; (iii) an expected volatility of 45%, 45% and 40%, and (iv) an expected dividend yield of 0%. The per share weighted average fair value at the dates of grant for options awarded for the year ended October 31, 2003 was $7.41 and the weighted average exercise price was $17.22.

  Earnings Per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus the dilutive potential common shares.

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

  Recently Issued Accounting Pronouncements

        In November 2002, the FASB released Interpretation No. 45, Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee for guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for financial statements of period ending after December 15, 2002. The initial measurement and recognition provisions are required to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have any impact on the Company's consolidated financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of the interpretation are effective for financial statements for the first period ending after June 15, 2003 or March 15, 2004, depending on the nature of the variable interest entity. The adoption of FIN 46 for VIE's created prior to February 1, 2003 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

        In April 2003, the FASB issued Statement No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). FAS 149 amends FAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process. FAS 149 also amends FAS 133 to incorporate clarifications of the definition of a derivative. FAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and requires prospective application. The adoption of FAS 149 did not have any impact on the Company's consolidated financial position or results of operations.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity (FAS 150). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the first interim period beginning after June 15, 2003. In November 2003, the FASB decided to defer the effective date of certain provisions of FAS 150. The Company does not expect adoption of this pronouncement to have a material impact on the consolidated financial statements.

        On December 17, 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB" 104) Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements. The Company has not yet determined whether SAB 104 will have any impact on the financial statements.

  Reclassifications

        Certain prior year amounts have been reclassified to conform to fiscal 2003 presentation.

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

        On September 30, 2003, ENS amended its Loan Agreement with the Company to amend the repayment terms such that all balances outstanding will become due and payable on December 31, 2005. The Company had outstanding loans to ENS of $6,466,329, including accrued interest, as of October 31, 2003 and 2002, respectively. These balances are eliminated upon consolidation.

        In January 2003, the Company adopted an incentive bonus plan for executives and consultants of ENS and members of the Advisory Board providing for payment of approximately 5% of any gain to the Company in the event of a sale of ENS or a public offering by ENS.

4.     Marketable Securities

        Marketable securities consist of the following:

	Cost	Unrealized Holding Gains	Fair Value
As of October 31, 2003
BellSouth common stock	$8,508,279	$1,269,622	$9,777,901

As of October 31, 2002
BellSouth common stock	$12,217,067	$1,737,671	$13,954,738

        Included on the balance sheet are call options written on BellSouth, common stock as of October 31, 2003 and 2002 at a fair value of $2,148,928 and $4,592,925 reflecting contracts for 367,500 and 483,000 shares with a weighted average price of $5.85 and $9.51 and exercise ranges of November 19, 2003 to January 20, 2004 and November 15, 2002 to December 20, 2002, respectively. Short sales of BellSouth common stock are also reflected on the balance sheet as of October 31, 2002 at a fair value of $1,307,500, representing 50,000 shares. There were no short sales outstanding at October 31, 2003.

        On February 26, 1997, the Company and its wholly-owned subsidiary, entered into an agreement with BellSouth whereby a wholly-owned subsidiary of the Company was exchanged for Bell South common stock. The transaction amounted to $48,000,000 and was treated as a tax-free reorganization. The BellSouth common stock is reflected as available for sale marketable securities.

5.     Property and Equipment and Internally Developed Software

	October 31,
	2003	2002
Property and Equipment
Computer equipment	$2,244,044	$1,849,360
Scanning equipment	747,251	744,915
Leasehold improvements, office equipment and service vehicles	577,483	602,393

Total property and equipment	3,568,778	3,196,668
Less: Accumulated depreciation and amortization	(2,865,039)	(2,258,673)

Total property and equipment, net	$703,739	$937,995

Internally Developed Software
Internally developed software	$3,728,027	$2,665,259
Less: Accumulated amortization	(1,238,812)	(649,513)

Total internally developed software, net	$2,489,215	$2,015,746

        Depreciation and amortization expense was $1,242,584, $1,162,379 and $1,392,629 for the years ended October 31, 2003, 2002 and 2001, respectively. Depreciation and amortization included in cost of sales is as follows:

	Year Ending October 31,
	2003	2002	2001
Depreciation	$414,650	$486,334	$443,704
Amortization	511,720	332,822	192,166

	$926,370	$819,156	$635,870

6.     Goodwill

        There were no changes in the carrying amount of goodwill for the years ended October 31, 2003 and 2002.

        As required by SFAS 142, the Company assessed the carrying value of goodwill as of October 31, 2003 and 2002 and did not record an impairment charge as a result.

        In accordance with SFAS 142, a reconciliation of the previously reported net income and net income per share amounts adjusted for the exclusion of goodwill amortization, net of any related income tax effect, is as follows:

	For the years ended
	2003	2002	2001
Reported net income	$440,029	$4,185,708	$2,152,439
Goodwill amortization, net of tax	—	—	184,966

Adjusted net income	440,029	4,185,708	2,337,405
Basic weighted average common shares outstanding	2,921,830	3,094,724	3,333,000

Basic net income per common share:
Reported net income	0.15	1.35	0.65
Goodwill amortization, net of tax	—	—	0.06

Adjusted net income	0.15	1.35	0.70

Diluted weighted average common shares outstanding	2,938,396	3,094,724	3,333,000
Diluted net income per common share:
Reported net income	0.15	1.35	0.65
Goodwill amortization, net of tax	—	—	0.06

Adjusted net income	0.15	1.35	0.70

7.     Long-Term Debt

        The Company's long-term debt is comprised of capital lease obligations of $68,436 with interest rates ranging from 10.5% to 8.9%, expiring through 2006 and a term loan of $17,664 with interest of 4.85% expiring in March 2004. Current maturities of capital lease obligations and the term loan are $53,414 and $17,664, respectively. The term loan is collateralized by other assets held by the Company. Included in property and equipment, net, are assets held under capital leases of $146,913.

        In March 2001, the Company entered into a $100,000 revolving line of credit agreement with a bank expiring April 30, 2004 and collateralized by cash of the Company included in investment and other assets. Borrowings under the line bear interest at the one month reserve adjusted London Interbank Offered Rate (1.121% at September 30, 2003) plus 1.5%. There were no borrowings outstanding under this line at October 31, 2003.

8.     Income Taxes

        Deferred tax assets are comprised of the following:

	2003	2002
Deferred tax assets
Net operating loss carryforwards	$506,000	$506,000
Depreciable assets	27,024	240,803
Other	9,520	11,220

Total deferred tax assets	542,544	758,023
Deferred tax liabilities
Capitalized software	$(852,233)	$(690,113)
Marketable securities and call options	(2,783,103)	(4,128,673)
Other	—	(168,570)

Total deferred tax liabilities	(3,635,336)	(4,987,356)

Net deferred tax liability before valuation allowance	(3,092,792)	(4,229,333)
Valuation allowance	(506,000)	(506,000)

Net deferred income tax liability	$(3,598,792)	$(4,735,333)

        As of October 31, 2003, there are approximately $1,496,000 of net operating loss carryforwards for tax purposes. These net operating losses will expire between 2011 and 2019. Due to the federal consolidated returns regulations, the separate Company net operating loss carryforwards of ENS are not anticipated to be utilized by the group for federal income tax purposes and therefore a valuation allowance has been recorded.

        The provision (benefit) for income taxes comprises:

	2003	2002	2001
Federal
Current	$1,529,000	$2,350,000	$400,000
Deferred	(977,000)	(1,100,000)	1,700,000
State and local
Current	124,000	50,000	—
Deferred	—	—	—

	$676,000	$1,300,000	$2,100,000

        Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

	2003	2002	2001
US statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	7.3	0.9	—
Goodwill amortization and other permanent differences	2.7	(5.5)	0.4
Utilization of net operating loss carryforward	—	(5.7)	(4.7)
Revision of prior year tax estimates	16.6	—	—
Effective tax rate	60.6%	23.7%	29.7%

9.     Dividends Payable

        On July 18, 2003, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share. The dividend, aggregating $0.50 per share, will be payable in cash on November 3, 2003 to stockholders of record at the close of business on October 20, 2003.

10.   Commitments and Contingencies

        The Company leases administrative facilities and office equipment under operating leases that expire between 2004 and 2007. Certain of the leases contain escalation clauses providing for increased rentals based on operating expenses or the consumer price index. Rent expense, net of rental income, under operating leases was approximately $660,000, $685,000 and $750,000 for the years ended October 31, 2003, 2002 and 2001, respectively.

        Future annual minimum rental payments as of October 31, 2003 under noncancellable operating leases for the next four years are as follows:

Year ending October 31,	Amount
2004	$391,462
2005	393,011
2006	305,509
2007	44,751

$1,134,733

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

        The Company acquired 29,200, 371,900, and 16,500 shares of its common stock for $369,564, $4,529,075 and $192,995 for the years ended October 31, 2003, 2002 and 2001, respectively, under a plan that permits the acquisition of up to 20% of the Company's stock.

12.   Sale of Partnership Investment

        Included in prepaid expenses and other current assets at October 31, 2002 was an investment in a partnership accounted for at cost of $1,000,000. During the year ended October 31, 2003, the Company sold such investment for cash proceeds of $1,421,283 and recognized a gain of $421,253, which is included in other income.

13.   Employment Agreement

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

14.   Earnings per Share

        Basic and diluted earnings per share are calculated based on the following:

	Year Ended October 31,
	2003	2002	2001
Weighted average common shares outstanding
Basic	2,921,830	3,094,724	3,333,000

Dilutive effect of stock options	16,566	—	—

Diluted	2,938,396	3,094,724	3,333,000

        Certain options to purchase 75,000 shares of common stock, outstanding during the year ended October 31, 2003, were not included in the computation of diluted earnings per share, since the exercise price of these options was greater than the average market price of the Company's common shares during the respective periods, their inclusion in the computation would have been antidilutive. Consequently, these options are excluded from the computation of earnings per share.

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

15.   Stock Option Plans

        The 1993 Stock Option Plans, as amended, and the 1997 Equity Incentive Plan (collectively, the "Plans") have participants which include key employees (including officers), directors, advisors, and independent consultants to the Company or to any of its subsidiaries. The Company has authorized 80,000 and 170,000 shares of Common Stock for options under the 1993 and 1997 Plans, respectively. Options granted to employees may be designated as incentive stock options ("ISO's") or non-qualified stock options ("NQSO's"), as defined by the Internal Revenue Service. Options granted to independent consultants and other non-employees may only be designated NQSO's.

        The exercise price of options granted under the Plans may not be less than 100% of the fair market value of the Common Stock on the date of grant. Generally, options will be exercisable for a term that will not exceed ten years from the date of grant.

        During 2003 and 2002, the Company granted -0- and 105,000 options under the Plans, respectively. These options have a five year life. The vesting period is at the discretion of the Board of Directors. Options granted during 2002 vested immediately. In July 2002, 50,000 of the options granted in 1997 expired.

        In March 2000, the Company adopted the 2000 Director Option Plan covering an aggregate of up to 70,000 shares of Common Stock, pursuant to which the Company shall grant 5 year options for 5,000 shares upon the appointment of an outside director and 2,500 shares annually to each outside director on the date of the annual stockholders meeting. Options granted under this plan are exercisable at the fair market value of the Common Stock at the date of the grant. In accordance with this plan the Company granted 10,000 options during 2003 and 2002. These options have a five year life. Options granted upon appointment vest ratably over three years beginning the grant date. Options granted annually vest immediately.

        Information with respect to shares under option is summarized below:

	ISO's	NQSO's	Weighted Average Price Per Share
Balance, October 31, 2000	5,865	174,135	$27.24
Granted	16,667	58,333	$17.30
Surrendered	—	(130,000)	$31.15

Balance, October 31, 2001	22,532	102,468	$17.20
Granted	6,729	108,271	$14.44
Expired	(11,422)	(38,578)	$17.05

Balance, October 31, 2002	17,839	172,161	$15.57
Granted	—	10,000	$17.22
Exercised	—	(9,231)	$13.37

Balance, October 31, 2003	17,839	172,930	$15.76
Exercisable, October 31, 2003	17,839	172,930	$15.76

        The following table summarizes information about stock options outstanding and exercisable at October 31, 2003:

Actual Exercise Price	Number Outstanding at October 31, 2003	Weighted Average Years Remaining Contractual Life
12.06	7,500	3.75
12.75	7,500	3.42
14.50	50,769	3.33
14.86	50,000	3.71
17.22	10,000	4.67

18.00	65,000	2.63
	190,769

        The remaining weighted average contractual life of options outstanding at October 31, 2003 was 3.28 years.

16.   Employee Benefit Plan

        The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. The plan allows employees to make contributions up to a specified percentage of their compensation. The Company's matching of contributions is discretionary. The Company contributed $32,165 and $21, 466 to the plan during the years ended October 31, 2003 and 2002, respectively. No contributions were made by the Company in 2001.

17.   Related-Party Transactions

        On March 13, 2002, the Company loaned $200,000 to an employee of ENS under a promissory note bearing interest of 5%, due March 13, 2007. This balance is included in investments and other assets.

        The Company also subleases office space in New York to a company owned by a director of the Company. The sublease, which commenced December 1, 1994, is on a month-to-month basis. Rental income related to this sublease was $36,000, $52,500 and $30,000 for the years ended October 31, 2003, 2002 and 2001, respectively.

18.   Operating Segments

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

        Information with respect to the segments is as follows:

	NWH and Other	ENS	Total
Year-ended October 31, 2003
Revenues
Service	$—	$13,396,673	$13,396,673
Expenses			—
Cost of services, professional fees, and general and administrative	(2,154,959)	(11,922,083)	(14,077,042)
Depreciation and amortization	(3,023)	(313,191)	(316,214)
(Loss) income from operations	(2,157,982)	1,161,399	(996,583)

Total assets	$40,014,937	$9,861,636	$49,876,573

Capital expenditure for property and equipment and internally developed software	$33,693	$1,428,990	$1,462,683

Year-ended October 31, 2002
Revenues
Service	$—	$11,930,646	$11,930,646
Expenses
Cost of services, professional fees, and general and administrative	(1,848,786)	(10,319,854)	(12,168,640)
Depreciation and amortization	(9,022)	(334,201)	(343,223)

(Loss) income from operations	(1,857,808)	1,276,591	(581,217)

Total assets	$47,328,605	$8,937,764	$56,266,369

Capital expenditure for property and equipment and internally developed software	$1,894	$1,150,788	$1,152,682

Year-ended October 31, 2001
Revenues
Service	$30,078	$12,153,746	$12,183,824
Expenses
Cost of services, professional fees, and general and administrative	(2,418,597)	(12,729,081)	(15,147,678)
Depreciation and amortization	(471,342)	(285,417)	(756,759)
Loss from operations	(2,859,861)	(860,752)	(3,720,613)

Total assets	$56,287,773	$7,731,557	$64,019,330

Capital expenditure for property and equipment and internally developed software	$—	$1,833,277	$1,833,277

19.   Quarterly Financial Information (Unaudited)

        Quarterly information for 2003 and 2002 is set forth in the table below:

	Quarter Ended
	January 31	April 30	July 31	October 31
2003
Revenue	$3,046,090	$2,890,901	$3,498,567	$3,961,115
Net income (loss)	1,484,201	(679,072)	(82,724)	(282,376)
Net (loss) income per common share
Basic	0.51	(0.23)	(0.03)	(0.10)
Diluted	0.51	(0.23)	(0.03)	(0.10)
2002
Revenue	$2,970,844	$3,003,711	$2,961,599	$2,994,492
Net income (loss)	(720,863)	2,956,162	1,437,513	512,896
Net (loss) income per common share
Basic	(0.22)	0.95	0.47	0.17
Diluted	(0.22)	0.95	0.47	0.17

        The sum of the quarterly net income (loss) per common share amounts do not necessarily equal the amount for the fiscal year primarily because the earnings per share for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while earnings per share for the fiscal year is computed using the weighted-average number of shares outstanding during the year.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NWH, INC. (Registrant)
Date: January 29, 2004	By:	/s/ TERRENCE S. CASSIDY Terrence S. Cassidy, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ TERRENCE S. CASSIDY Terrence S. Cassidy	Director	January 29, 2004
/s/ THOMAS R. DIBENEDETTO Thomas R. DiBenedetto	Director	January 29, 2004
/s/ LOUIS B. LLOYD Louis B. Lloyd	Director	January 29, 2004
/s/ MICHAEL A. MCMANUS, JR. Michael A. McManus, Jr.	Director	January 29, 2004
/s/ VINCENT TESE Vincent Tese	Director	January 29, 2004

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
NWH, INC. FORM 10-K FOR THE FISCAL YEAR ENDED OCTOBER 31, 2003
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
NWH, Inc. Index October 31, 2003 and 2002
Report of Independent Auditors
NWH, Inc. Consolidated Balance Sheets October 31, 2003 and 2002
NWH, Inc. Consolidated Statements of Income Years Ended October 31, 2003, 2002 and 2001
NWH, Inc. Consolidated Statements of Comprehensive Income (Loss) Years Ended October 31, 2003, 2002 and 2001
NWH, Inc. Consolidated Statements of Stockholders' Equity Years Ended October 31, 2003, 2002 and 2001
NWH, Inc. Consolidated Statements of Cash Flows Years Ended October 31, 2003, 2002 and 2001
NWH, Inc. Notes to Consolidated Financial Statements
SIGNATURES