Form 10-K/A
period 2003-10-31
NWH INC
filed 2004-03-01
CIK 915016

FORM 10-K/A

AMENDMENT NO. 1

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

(212) 582-1212
(Registrant’s telephone number, including area code)

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

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A  ☐.

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $46,688,611 as of February 27, 2004, based upon the last sales price per share of the Registrant’s Common Stock, as reported on the Nasdaq National Market on such date.  As of February 27, 2004, 2,924,631 shares of Common Stock, $.01 par value, of the Registrant were outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.  NWH, Inc. hereby amends its Annual Report on Form 10-K for the year ended October 31, 2003, filed with the Commission on January 29, 2004, by adding the information required by Items 10 through 13.

PART III

ITEM 10.                       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the current directors and executive officers of the Company is set forth as follows:

Name	Age	Position

Terrence S. Cassidy	61	President, Chief Executive Officer and Director
Thomas R. DiBenedetto	54	Director
Paul Tobin	60	Director
Michael A. McManus, Jr.	60	Director
Vincent Tese	60	Director
Timothy A. Mathews	41	Executive Vice President - Technology

Terrence S. Cassidy	Director Since 1993 Serving until 2006 Annual Meeting of Stockholders

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

Thomas R. DiBenedetto	Director Since 1993 Serving until 2006 Annual Meeting of Stockholders

Since 1992, Mr. DiBenedetto has been President of Junction Investors, Ltd., an investment banking firm based in Boston, Massachusetts. From 1983 to the present, he has been a general partner of Boston International Group, LP, a private investment fund.  He has been, since 1985, a director and member of the Audit Committee of Alexanders Inc., a retailing and real estate company.  From 1982 to the present, he has been a Managing Director of Olympic Partners, a real estate investment firm.

Michael A. McManus, Jr.	Director Since 1994 Serving until 2005 Annual Meeting of Stockholders

Mr. McManus has been President and CEO of Misonix Inc., a medical device company, since November, 1998.  He was President and Chief Executive Officer of New York Bancorp Inc. (“NYBI”) from 1991 to 1998, a director of NYBI from 1990 to 1998 and a director and Vice Chairman of Home Federal Savings Bank, NYBI’s subsidiary, from 1991 to 1998.  He is also a director of American Home Mortgage Holdings, Inc., Liquid Audio, Inc. and Novavax Inc. and

Chairman of the Audit Committee of Novavax Inc.  He has served in numerous government capacities, including Assistant to the President of the United States from 1982 to 1985 and as Special Assistant to the Secretary of Commerce during the Ford Administration.

Vincent Tese	Director Since 2000 Serving until 2005 Annual Meeting of Stockholders

Mr. Tese has been Chairman of Wireless Cable International Inc. since April 1995.  Mr. Tese was Chairman of Cross Country Wireless Inc. from October 1994 to July 1995 and was a corporate officer and a general partner of Cross Country Wireless Inc.’s predecessors, Cross Country Wireless Cable - I, L.P. and Cross Country Wireless Cable West, L.P., from 1990 until October 1994. Mr. Tese was the Director of Economic Development for the State of New York from June 1987 to December 1994. Mr. Tese is currently a director and Chairman of the Audit Committee of The Bear Stearns Companies, Inc. and a director of Bowne & Co., Inc., Cablevision, Inc., Mack-Cali Realty Corporation, Lynch Interactive Corporation, Custodial Trust Company and Gabelli Asset Management Inc.

Paul J. Tobin	Director Since 2004 Serving until 2004 Annual Meeting of Stockholders

Mr. Tobin has served as Chairman of the Board of Directors of Boston Communications Group, Inc. since February 1996. Mr. Tobin served as Boston Communications Group, Inc.’s President and Chief Executive Officer from 1990 until February 1996, and from April 1997 to February 1998. Prior to joining Boston Communications Group, Inc., Mr. Tobin served as President of Cellular One Boston/Worcester from July 1984 to January 1990 and as a Regional Marketing Manager for Satellite Business Systems, a joint venture of IBM, Comsat Corp. and Aetna Life & Casualty from April 1980 to June 1984. Mr. Tobin received his B.S. in economics from Stonehill College and his M.B.A. in marketing and finance from Northeastern University. Mr. Tobin also serves as a member of the Board of Trustees at Stonehill College.

Timothy A. Mathews

Executive Vice President - Technology.  Mr. Mathews has served as the Company’s Executive Vice President - Technology since September 1995.  For more than seven years prior to that time, he served in a variety of managerial capacities for other pay television companies, including in construction, technical, supervisory, contractor, marketing and installation capacities.

Audit Committee Financial Expert

The Board of Directors has determined that Thomas R. DiBenedetto and Michael A. McManus, Jr. each qualify as an “audit committee financial expert” within the meaning of the rules of the Securities and Exchange Commission (the “SEC”) and as financially sophisticated audit committee members under the Nasdaq National Market Rules.

Identification of the Audit Committee

The Company has a standing audit committee established in accordance with Section 3(a)(58) of the Exchange Act.  The members of the audit committee are Michael A. McManus, Jr., Thomas R. DiBenedetto and Paul Tobin.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and beneficial owners of more than ten percent of any class of equity securities of the Company to file initial reports of ownership and reports of changes in ownership with the “SEC” and each exchange on which its securities are traded. Officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, all requisite filings were made in 2003 except that option grants to Messrs. Tese, McManus and a former director, Louis B. Lloyd, were reported late on Form 5, and one Form 4 for Mr. DiBenedetto was filed late.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its directors, officers and employees.  A copy of the Company’s Code of Ethics will be provided free of charge, upon written request to the following address:  NWH, Inc., 156 West 56th Street Suite 2001, New York, NY 10019, Attention: Carl Nicola.

ITEM 11.                       EXECUTIVE COMPENSATION

The following table sets forth information as to compensation paid by the Company and its subsidiaries for the fiscal years ended October 31, 2001, 2002, and 2003 to each of the directors and executive officers of the Company:

Summary Compensation Table

						Long-Term Compensation
			Annual Compensation			Awards		Payouts
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year		Salary($)	Bonus($)	Other Annual Compen sation ($)	Restricted Stock Award(s)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen sation ($)

Terrence S. Cassidy, President and Chief Executive Officer	2003		299,000				96,153
	2002		274,000
	2001		260,000

Michael J. Specchio, Chairman (2)	2003		-0-
	2002		-0-
	2001	(1)	75,000

Timothy Mathews, Executive Vice President- Technology	2003		120,000
	2002		120,000
	2001		120,000

(1)   Paid to an affiliate of Mr. Specchio.

(2)   Resigned in March 2000.

Option Grants and Surrenders

Option/SAR Grants in Last Fiscal Year

Name	Number of Shares Underlying Options Granted	% of Total Options Granted to Employees in 2002	Exercise or Base Price	Expiration Date	Grant Date Fair Value (1)

None

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

(a)	(b)	(c)	(d)	(e)
			Number of Securities Underlying Unexercised Options/SARs at FY-End (#)	Value of Unexercised In- the-Money Options/SARs at FY-End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
None

Remuneration of Directors and Related Matters

Each member of the Board of Directors, other than an employee-director (Mr. Cassidy is the only such employee-director), receives an annual fee of $5,000 and $500 per meeting attended ($1,000 per Audit Committee meeting), and, in addition, he will automatically be granted an option to purchase 2,500 shares of our Common Stock on the date of our annual stockholder’s meeting pursuant to our 2000 Director Option Plan.  The Chairman of the Audit Committee (Mr. DiBenedetto) receives an additional fee of $500 per Audit Committee Meeting.

Each of Messrs. DiBenedetto, McManus and Tese received a five-year option to purchase 2,500 shares at an exercise price of $17.22 per share in June 2003 pursuant to our 2000 Director Option Plan.  Mr. Tobin received a five year option to purchase 5,000 shares at an exercise price of $19.59 per share on becoming a director in February 2004 pursuant to our 2000 Director Option Plan.

Except as set forth above, we have not named particular individuals who will receive options or rights under the 1993 Incentive Option Plan or 1997 Equity Incentive Plan, as amended, we have not set the number of shares to be covered by any options or rights granted to a single individual, and we have not set the number of individuals who will receive grants of such options or rights. We will use the proceeds, if any, from the sale of stock pursuant to the 1993 Incentive Option Plan, 1997 Equity Incentive Plan or 2000 Director Option Plan for the general purposes of the Company. In addition, our Board of Directors will determine uses for proceeds from the receipt of payment in shares of Common Stock, including redelivery of the shares received upon exercise of options.

Employment Contracts and Other Arrangements with Executive Officers

Pursuant to the employment agreement, as amended, with Terrence S. Cassidy, President and Chief Executive Officer of the Company, Mr. Cassidy receives $299,000 per year.  The agreement provides for a term of three years, with automatic extensions at the end of each year for additional one-year periods unless either party gives notice of termination prior to the end of such year.  The agreement also provides that in the event of a change in control of the Company,

Mr. Cassidy may in certain circumstances terminate his employment and receive severance benefit pay equal to three times such executive’s annual compensation, including certain bonuses, if any.  Pursuant to this agreement, Mr. Cassidy has agreed not to compete with the Company during the term of his agreement and for a period of one year thereafter, and the Company has agreed to indemnify him against expenses incurred in any proceeding arising out of his employment to the maximum extent provided by law.

Board of Directors Interlocks and Insider Participation:

The Board of Directors consists of Messrs. Cassidy, DiBenedetto, McManus, Tese and Tobin.  Mr. Cassidy is an employee of the Company. The non-employee directors participated in all deliberations and actions of the Company’s Board of Directors concerning executive officer compensation.  There are no interlocks between the Company and other entities involving the Company’s executive officers and Board members who serve as executive officers or Board members of such other entities.

Report of Board of Directors Regarding Compensation

The principal goal of the Company’s compensation program is to help the Company attract, motivate and retain the executive talent required to develop and achieve the Company’s strategic and operating goals with a view to maximizing stockholder value.  The key elements of this program and the objectives of each element are as follows:

Base Salary:

•                                          Establish base salaries that are competitive with those payable to executives holding comparable positions at similar-sized strategic resource companies.

•                                          Provide periodic base salary increases as appropriate, consistent with the Company’s overall operating and financial performance, with a view to rewarding successful individual performance and keeping pace with competitive practices.

Long-term Incentive:

•                                          Facilitate the alignment of executives’ interests with those of the Company’s shareholders by providing opportunities for meaningful stock ownership.

Bonuses, Salary Increases and Option Grants:

•                                          Executive officers are eligible to receive option grants, cash bonuses and increases in salary based upon the performance of the Company and their individual progress during the preceding year.  Such grants, if any, are determined by the Option Committee or Board of Directors from time to time during each fiscal year with the input and recommendation of the Company’s Chief Executive Officer.  Although the Board does not have an established policy for measuring performance and establishing salary, bonuses and option grants, the Board is influenced by the Company’s financial performance and the contributions made by individual executives to that performance.

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

Compensation of Chief Executive Officer:

•                                          The base salary of the Chief Executive Officer is determined according to the same principles described above as applicable to compensation of the Company’s other executive officers.  When determining base salaries, the Board of Directors considers salary, bonus and long-term incentive compensation for other comparable companies in the high technology sector, in similar geographic areas and at similar stages of growth and development, as reported in public filings of such comparable companies.  The Board of Directors also has discussions with other industry executives and financial advisors.  The Chief Executive Officer has a great deal of experience in acquiring and building emerging companies, and the Board views his leadership as a critical factor in the successes the Company has achieved to date and as very important to realization of the Company’s near-term goals.

Summary of Actions Taken

•                                          Generally once a year, and at more frequent periodic intervals when deemed necessary in individual cases, the Board of Directors reviews the performance of the Company’s executive officers. In 2003, the Board of Directors took no action concerning the performance or compensation of its executive officers.

The above report was prepared by the entire Board of Directors.

Performance Graph

The following graph provides a comparison of the Company’s cumulative total stockholder return on its Common Stock over the last five fiscal years, with (a) the Nasdaq Market Index, which is being used as the required broad entity market index, (b) a peer group including the following healthcare information technology companies:  Allscripts Healthcare Solutions, Cerner Corporation, Eclipsys Corporation, First Consulting Group, Inc., IDX Systems Corporation, Vitalworks Inc., NDCHealth Corporation, Neoforma, Inc., Per-Se Technologies, Inc., QuadraMed Corporation, Quality Systems, Inc., Quovadx, Inc., TriZetto Group, Inc., WebMD Corporation, and ProxyMed, Inc. (“Peer Group”). The data for the Peer Group is compiled by Media General Financial Services, Inc.

The graph below is based on stockholder return, that is, the sum of the dividends paid and the change in the market price of stock.  The following graph assumes $100 invested on November 1, 1998 in the Company’s Common Stock, the Nasdaq Composite Index, and the Peer Group, and dividend reinvested in fiscal 2003.  The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock.

	10/31/98	10/31/99	10/31/00	10/31/01	10/31/02	10/31/03
NWH, INC.	100.00	100.00	111.40	84.87	84.28	141.57
PEER GROUP INDEX	100.00	69.09	84.07	61.33	44.81	64.02
NASDAQ MARKET INDEX	100.00	165.06	194.13	97.35	78.33	113.76

ITEM 12.                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists the number of shares of Common Stock beneficially owned as of February 27, 2004, by those known by the Company to own beneficially 5% or more of the Common Stock, all the directors, each executive officer listed in the table under the caption “Executive Compensation” and all directors and executive officers of the Company as a group.  As of February 27, 2004, 2,924,631 shares of Common Stock, $.01 par value, of the Registrant were outstanding.

Name and Address	Amount and Nature of Beneficial Ownership+		Percent of Class

Terrence S. Cassidy 156 W. 56th Street New York, New York 10019	530,153	(1)	17.6%

Thomas R. DiBenedetto 156 W. 56th Street New York, New York 10019	27,731	(2),(5)	1.0%

Michael A. McManus, Jr. 100 White Plains Road Bronxville, New York 10708	48,731	(3)	1.7%

Vincent Tese 383 Madison Avenue New York, New York 10179	58,654	(4)	2.0%

Paul J. Tobin c/o Boston Communications Group, Inc. 100 Sylvan Road Woburn, Massachusetts 01801	1,667	(6)	*

Timothy Mathews 233 North Garrard Rantoul, Illinois 61866	50,590		1.7%

All officers and directors as a group (six persons)	717,526	(1),(2),(3),(4),(5),(6)	23.1%

Avenir Corporation 1725 K Street, NW, Suite 401 Washington, D.C. 20006	271,236	(7)	9.3%

Dimensional Fund Advisors, Inc. 1299 Ocean Avenue-11th Floor Santa Monica, CA 90401	185,000	(8)	6.3%

John D. Gruber c/o Gruber & McBaine Capital Management, LLC 50 Osgood Place, Penthouse San Francisco, CA 94133	172,500	(9)	5.9%

+                 The number of shares beneficially owned is deemed to include shares of the Company’s Common Stock as to which the beneficial owner has or shares either investment or voting power.  Unless otherwise stated, and except for voting powers held jointly with a person’s spouse, the persons and entities named in the table have voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.  All information with respect to beneficial ownership is based on filings made by the respective beneficial owners with the SEC or information provided to the Company by such beneficial owners.

*                 Less than 1%.

(1)          Includes 96,153 shares currently issuable upon exercise of options and 50,000 shares owned by a family trust, of which Mr. Cassidy disclaims beneficial ownership of 25,000 shares.

(2)          Includes 7,500 shares currently issuable upon exercise of options.

(3)          Includes 16,731 shares currently issuable upon exercise of options.

(4)          Includes 53,654 shares currently issuable upon exercise of options.

(5)          Does not include an aggregate of 2,000 shares owned by family trusts, of which Mr. DiBenedetto disclaims beneficial ownership.

(6)          Includes 1,667 shares currently issuable upon exercise of options.

(7)          Based on Schedule 13G/A, filed on February 13, 2004.

(8)          Based on Schedule 13G, filed on February 6, 2004.

(9)          Based on Schedule 13G, filed on February 11, 2004.

ITEM 13.                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All current transactions between the Company, and its officers, directors and principal stockholders or any affiliates thereof are, and in the future such transactions will be, on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

ITEM 14.                       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements for the years ended October 31, 2003 and October 31, 2002 and fees billed for other services rendered by PricewaterhouseCoopers LLP during those periods.

	Fiscal 2003	Fiscal 2002
Audit Fees (1)	$169,500	$149,500
Audit Related Fees (2)	$0	$27,500
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$169,500	$177,000

(1)          Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements.

(2)          Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”  The fees in fiscal 2002 include fees relating to SEC compliance matters. There were no such fees in fiscal 2003

(3)          Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.  There were no such fees in fiscal 2002 or 2003.

(4)          All Other Fees consist of fees for products and services other than the services reported above.  There were no such fees in fiscal 2002 or 2003.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

All audit and permissible non-audit services provided by the Company’s independent auditor must be pre-approved by the Audit Committee.  Pre-approval may be provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific fee.  The Audit Committee may delegate to a Committee member or members the authority to pre-approve certain audit and permissible non-audit services.  Any decisions by the member or members under this delegated authority will be reported at the next meeting of the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NWH, INC.

(Registrant)

Date: February 27, 2004	By:	/s/ Terrence S. Cassidy
Terrence S. Cassidy, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrence S. Cassidy
Terrence S. Cassidy	Director	February 27, 2004

/s/ Thomas R. DiBenedetto
Thomas R. DiBenedetto	Director	February 27, 2004

/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.	Director	February 27, 2004

/s/ Vincent Tese
Vincent Tese	Director	February 27, 2004

/s/ Paul J. Tobin
Paul J. Tobin	Director	February 27, 2004