Form 10-Q
period 2004-01-31
NWH INC
filed 2004-03-15
CIK 915016

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value: 2,924,631 shares as of March 12, 2004.

NWH, Inc.

NWH, Inc.

Condensed Consolidated Balance Sheets

	January 31 2004	October 31, 2003
	(unaudited)

Assets
Current assets
Cash and cash equivalents	$28,571,774	$29,309,192
Marketable securities	6,551,671	9,777,901
Trade and other receivables	2,286,895	2,419,797
Prepaid expenses and other current assets	453,952	456,794
Total current assets	37,864,292	41,963,684
Property and equipment, net of accumulated depreciation of $2,993,838 and $2,865,039, respectively	797,330	703,739
Internally developed software, net of accumulated amortization of $1,493,682 and $1,238,812, respectively	2,509,933	2,489,215
Goodwill	3,762,187	3,762,187
Investments and other assets	990,162	957,748
Total assets	$45,923,904	$49,876,573

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,959,425	$2,116,881
Call options written, at fair value	949,615	2,148,928
Current portion of long-term debt	93,277	71,078
Current income taxes	571,447	970,426
Deferred income taxes	2,851,792	3,598,792
Dividends payable	1,462,316	1,462,316
Total current liabilities	7,887,872	10,368,421
Note payable	140,000	140,000
Long-term debt	24,116	15,022
Total liabilities	8,051,988	10,523,443

Stockholders’ equity
Preferred stock, $.01 par value: 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 20,000,000 shares authorized; 3,342,231 shares issued	33,422	33,422
Additional paid-in capital	23,195,991	23,195,991
Retained earnings	18,796,917	20,375,719
Accumulated other comprehensive income	937,220	839,632
Treasury stock, 417,600 shares	(5,091,634)	(5,091,634)
Total stockholders’ equity	37,871,916	39,353,130
Total liabilities and stockholders’ equity	$45,923,904	$49,876,573

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended January 31,
(unaudited)	2004	2003

Services revenue	$4,186,310	$3,046,090
Cost of services	2,344,446	1,490,940
Professional fees	218,528	184,360
General and administrative	1,686,990	1,432,422
Depreciation and amortization	66,214	85,310
Total expenses	4,316,178	3,193,032
Loss from operations	(129,868)	(146,942)
Other (expense) income
(Loss) gain on securities transactions, net	(179,557)	1,577,111
Dividend income	68,536	93,638
Interest income	69,815	104,549
Interest expense	(16,412)	(15,408)
Other income	—	421,253
	(57,618)	2,181,143
(Loss) income before provision for income taxes	(187,486)	2,034,201
(Benefit) provision for income taxes	71,000	550,000
Net (loss) income	$(116,486)	$1,484,201
Net (loss) income per common share
Basic	$0.04	$0.51
Diluted	$0.04	$0.51
Weighted average number of common shares outstanding
Basic	2,924,631	2,922,034
Diluted	2,924,631	2,922,034

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

	For the Three Months Ended January 31,
(unaudited)	2004	2003

Net (loss) income	$(116,486)	$1,484,201
Other comprehensive (loss) income
Net unrealized holding gain (loss) on marketable securities arising during the period, net of income taxes of $222,528 and $(620,000), respectively	430,192	(1,178,373)
Reclassification adjustment for gains recognized in net income, net of income taxes of $(169,567) and $0, respectively	(332,604)	—
Other comprehensive income (loss)	97,588	(1,178,373)
Comprehensive (loss) income	$(18,898)	$305,828

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended January 31,
(unaudited)	2004	2003

Cash flows from operating activities
Net (loss) income	$(116,486)	$1,484,201
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	383,669	416,053
Loss (gain) on securities transactions, net	180,542	(115,609)
Unrealized (loss) gain in securities transactions, net	(985)	(1,461,502)
Gain on sale of investment	—	(421,253)
Deferred income taxes	(800,000)	550,000
Bad debt expense	14,470	9,902
Changes in assets and liabilities
Trade and other receivables	118,432	272,510
Refundable income taxes	—	(149,115)
Prepaid expenses and other current assets	(19,092)	(100,799)
Investments and other assets	(32,414)	24,824
Accounts payable and accrued expenses	(157,456)	(463,452)
Current income taxes payable	(398,979)	(958,130)
Net cash used in operating activities	(828,299)	(912,370)

Cash flows from investing activities
Acquisition of property and equipment	(136,240)	(94,790)
Increase in internally developed software	(253,660)	(119,472)
Proceeds from sale of marketable securities	4,144,784	—
Acquisition of marketable securities - short sale	—	1,309,805
Proceeds from sale of marketable securities - short sale	—	(1,301,382)
Acquisition of written call options	(3,097,425)	(5,482,569)
Proceeds from sale of written call options	950,600	4,056,210
Acquisition of common stock of ENS	—	—
Proceeds from sale of investment	—	1,421,253
Net cash provided by (used in) investing activities	1,608,059	(210,945)

Cash flows from financing activities
Acquisition of treasury stock	—	(293,293)
Dividends paid	(1,462,320)	—
Principal payments of short-term and long-term debt	(8,795)	(67,790)
Principal payments of capital leases	(46,063)	—
Net cash used in financing activities	(1,517,178)	(361,083)
Net decrease in cash and cash equivalents	(737,418)	(1,484,398)

Cash and cash equivalents
Beginning of period	29,309,192	31,498,217
End of period	$28,571,774	$30,013,819

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.                            Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of NWH, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial statements for these interim periods, have been recorded.  Operating results for the interim period are not necessarily indicative of the results that may be expected for a full year.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003 (File No. 0-23598) as filed with the Securities and Exchange Commission.

2.                            Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

3.                            Recently Issued Accounting Pronouncements

In December 2003, the FASB published a revision to SFAS N0. 132 Employers’ Disclosure about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106.  SFAS No. 132R requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  The provisions of SFAS No. 132 remain in effect until the provisions of SFAS No. 132R are adopted.  SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003.  The interim-period disclosures required by SFAS No. 132R are effective for interim periods beginning after December 15, 2003.  Adoption of SFAS No, 132R is not expected to have a material impact on the Company’s consolidated financing position; results of operations or cash flows.

In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation or Variable Interest Entities an Interpretation of ARB No. 51 (FIN 46R).  This Interpretation, which replaces FASB Interpretation No, 46 Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003.  Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004.  The Company is still assessing the impact that FIN 46R will have on its financial position and results of operations.

4.                            Marketable Securities

Marketable securities consist of the following as of January 31, 2004:

	Cost	Unrealized Holding Gain	Fair Value

BellSouth common stock	$5,131,451	$1,420,220	$6,551,671

Included on the balance sheet are call options written on BellSouth common stock as of January 31, 2004 at a fair value of $949,615, reflecting contracts for 220,000 shares.

5.                            Stock Options

The Company adopted the disclosure provisions of SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition for an entity that voluntary changes to the fair value based method of accounting for stock-based employee compensation.  The Company continues to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) in accounting for stock-based compensation.  In accordance with APB No. 25, compensation costs for stock options is recognized in income based on the excess, if any, of the quoted market price over the exercise price of the stock on the date of grant.  The exercise price for all stock option grants equals the fair market value on the date of grant, therefore no compensation expense is recorded.

The following table illustrates the effect on net (loss) income and net (loss) income per share as if the Company had applied the fair value recognition provisions for the three months ended January 31, 2004 and 2003:

	(unaudited)
	Three Months Ended January 31,
	2004	2003
Net (loss) income
As reported	$(116,486)	$1,484,201
Pro forma	(123,076)	1,464,431

Net (loss) income per share
Basic - as reported	$(.04)	$.51
Basic - pro forma	(.04)	.50
Diluted - as reported	(.04)	.51
Diluted - pro forma	(.04)	.50

6.                            Earnings Per Share

Basic earnings per share is computed as net (loss) income divided by the weighted average number of common shares outstanding for the period.  Diluted earnings per share includes the dilutive effect of the assumed exercise of stock options.

Reconciliation of the weighted average shares outstanding for basic and diluted earnings per share are as follows:

	Three Months Ended January 31,
	2004		2003
Basic EPS shares outstanding (weighted average)	$2,924,631		$2,922,034
Effect of dilutive securities		***	—
Diluted EPS shares outstanding	2,924,631		2,922,034

***        Dilutive securities are excluded for the three month period ended January 31, 2004 since the inclusion of such shares would be antidilutive due to the net loss for the quarter then ended.

7.                            Segment Information

The Company currently operates in two segments; the holding company, including certain investments which are not currently material, and in ENS.

	NWH and Other	ENS	Total

Three months ended January 31, 2004
Revenues
Service	$—	$4,186,310	$4,186,310
Expenses
Cost of services, professional fees, and general and administrative	(502,763)	(3,747,201)	(4,249,964)
Depreciation and amortization	(500)	(65,714)	(66,214)
(Loss) income from operations	$(503,263)	$373,395	$(129,868)
Total assets	$35,830,125	$10,093,779	$45,923,904
Capital expenditure for property and equipment and internally developed software	$—	$476,050	$476,050

Three months ended January 31, 2003
Revenues
Service	$—	$3,046,090	$3,046,090
Expenses
Cost of services, professional fees, and general and administrative	(381,321)	(2,726,401)	(3,107,722)
Depreciation and amortization	(465)	(84,845)	(85,310)
(Loss) income from operations	$(381,786)	$234,844	$(146,942)
Total assets	$42,947,541	$8,776,944	$51,724,485
Capital expenditure for property and equipment and internally developed software	$—	$214,262	$214,262

8.                            Dividends Payable

On July 18, 2003, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, was paid in cash on November 3, 2003 to stockholders of record at the close of business on October 20, 2003.

On November 3, 2003, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share.  The dividend aggregating $0.50 per share was paid in cash on February 2, 2004 to the shareholders of record at the close of business on January 19, 2004.

On February 2, 2004, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, will be paid on May 7, 2004 to stockholders of record at the close of business on April 19, 2004.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NWH, Inc. (“NWH” or the “Company”, formerly National Wireless Holdings Inc.) owns and operates Electronic Network Systems, Inc. (“ENS”), a payer services organization that connects healthcare payers and providers using state of the art proprietary software and telecommunications services for most healthcare payment and insurance validation transactions. The Company focuses its efforts on the development of ENS’ business and continues its business of acquiring and disposing of interests in healthcare and other business areas.

The Company was incorporated in Delaware under the name National Wireless Holdings Inc. on August 31, 1993.  The Company’s fiscal year ends on October 31.

ENS is a payer services organization that connects payers (i.e., insurance companies and third party administrators) and providers (i.e., doctors, group practices and other healthcare providers) using state of the art proprietary software and telecommunications services for most healthcare payment and insurance validation transactions.  ENS provides a state of the art technology platform for web based graphical user interfaces on a national basis, which enables its clients, both payers and providers, to comply fully with applicable regulatory requirements such as those imposed by HIPAA (as discussed in Industry below).  ENS’ service offerings address the full array of evolving industry needs in this focused area with a complete cycle of services from a single point of entry (a personal computer in the client’s office) for both providers and payers, compatible with multiple system and database operating environments.  These services include an Internet transactions portal, payer transactions hosting, electronic data interchange, Pre-adjudication software services (PASStm),  scanning, optical character recognition and data entry of paper claims and correspondence and mailroom services. ENS generates revenue through recurring subscriptions, flat or per transaction fees and revenue sharing.

Over 37,000 providers are connected to ENS’ e-commerce and Internet services and, through payer arrangements, ENS also currently conducts daily paper to e-commerce claim conversion for another 185,000 healthcare providers.  As of March 12, 2004, ENS was connected to over 1,200 payers, including commercial healthcare plans, managed care organizations, Blue Cross/Blue Shield plans, Medicare, Medicaid and CHAMPUS.

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

ENS Services - Health-e Network®

ENS’ Health-e Network® suite of services addresses all of the healthcare industry’s administrative transaction processing needs, both e-commerce and paper.  As a provider of a full-cycle payer and provider e-commerce services, ENS enhances the providers’ and payers’ administrative efficiency.  The service offerings range from a front-end data capture/transmission software, to advanced pre-adjudication software, to simple mailroom services.  ENS currently provides e-commerce connectivity to over 1,200 payers for the e-commerce claims component of Health-e Network® and provides several payers with connectivity for the entire suite of HIPAA-mandated administrative transactions between payers and providers.

Health-e Network® includes the following:

•                  Healthcare e-Commerce Transactions Processing  ENS delivers multiple applications that enable healthcare providers to conduct key healthcare transactions easily with many payers.  ENS provides these e-commerce applications through the Internet and on multiple operating systems.  ENS also delivers transaction processing capabilities to strategic partners, such as physician management software vendors which, with their own software, access payers to conduct electronic business transactions via use of ENS’ Software Developer’s Kit (SDK).  ENS currently processes and routes medical and hospital claims, eligibility requests and responses, claims status, claims tracking, claim payment remittance information, reporting, referral and authorization transactions.  ENS services support all of the HIPAA-defined transactions and deliver to providers various methods of conducting those transactions with payers.

•                  Provider Connectivity (Xpedite™ ) enables ENS to identify the paper and manual transaction volumes of a payer’s provider groups, target high paper submitters, track internal progress, and market specifically to selected healthcare transaction submitters.  Based on payer specific criteria, ENS assigns different levels of internal resources to convert these providers to electronic business processes with the payer. The Xpedite™ conversion program then goes beyond the sales process and combines efforts of all ENS internal departments.  The purpose of Xpedite™ is to connect providers on behalf of payer organizations to make the participants more efficient through e-commerce.

•                  Automated Document Services™ (ADS™)  provides payers the complete front-end handling and conversion (imaging/scanning) of paper claims forms to an e-commerce format. Paper claims still constitute from 55-60% of provider claims volume industry-wide to commercial payers.  As the claims are converted to an electronic format, ENS captures the names of all paper-submitting providers in order to convert them for other e-commerce services with the payer’s support.  Utilization of Health-e Network® (which includes ADS®) provides a payer with the opportunity to have 100% e-commerce claims receipts.  With ENS as their partner and core e-commerce strategy implementer, payers can increase e-commerce transactions from their provider constituency.

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

As of March 12, 2004, in excess of 37,000 physicians were actively submitting electronic healthcare transactions via Health-e Network® suite of services with over an additional 2,200 contracted providers scheduled to be installed in 2004.

In addition to ENS, the Company may continue to seek acquisitions in telecommunications, healthcare and other strategically linked areas.  The Company may acquire or invest in other businesses.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects and capital requirements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: the limited nature of the Company’s operations and the risk of the Company’s failure to acquire additional businesses; the uncertain acceptance of Health-e Network®; competition; existing government regulations and changes in, or the failure to comply with, government regulations; the ability of the Company to sustain, manage or forecast its growth; dependence on significant customers and the potential loss thereof; the ability to attract and retain qualified personnel; risk of technological obsolescence, and other factors referenced in this Quarterly Report on Form 10-Q including, without limitation, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  Certain of these factors are discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended October 31, 2003, including, without limitation, under the caption “Business” and Exhibit 99.1 thereto.  Given these uncertainties, undue reliance should not be placed on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Results of Operations

Three months ended January 31, 2003 as compared to three months ended January 31, 2004:

Services Revenue:

Services revenue increased from $3,046,090 in the three months ended January 31, 2003 to $4,186,310 in the three months ended January 31, 2004, primarily reflecting increased sales at ENS.  See below for a discussion of ENS results of operations.

Cost of Services:

Cost of services increased from $1,490,940 in the three months ended January 31, 2003 to $2,344,446 in the three months ended January 31, 2004, reflecting increased sales at ENS.

Professional Fees:

Professional fees increased from $184,360 in the three months ended January 31, 2003 to $218,528 in the three months ended January 31, 2004, as a result of higher levels of transaction activity.

General and Administrative:

General and administrative expenses increased from $1,432,422 in the three months ended January 31, 2003 to $1,686,990 in the three months ended January 31, 2004, reflecting increased sales and related marketing costs on the provider and payor side of ENS’ business.  The general and administrative expense relating to the operations of the Company, independent of ENS’ business increased from $236,111 in the three months ended January 31, 2003 to $318,935 in the three months ended January 31, 2004 reflecting higher levels of transaction activity.

Depreciation and Amortization:

Depreciation and amortization decreased from $85,310 in the three months ended January 31, 2003 to $66,214 in the three months ended January 31, 2004, primarily due to fully depreciated assets being replaced with assets for less cost.

(Loss) Income from Operations:

As a result of the foregoing events, loss from operations was ($146,942) in the three months ended January 31, 2003 as compared to loss from operations of ($129,868) in the three months ended January 31, 2004.

Gain (Loss) on Securities Transactions, Net:

We realized a net gain on securities transactions for the three months ended January 31, 2003 of $1,577,111 as compared to a net loss for the three months ended January 31, 2004 of ($179,557), reflecting the net results of option and short sale positions and settlements and sales of BellSouth common stock.  Under Financial Accounting Standards Board Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities,” unrealized gains and losses related to written call options and short sales are recorded in the Statement of Operations.  Further, unrealized gains and losses on BellSouth common stock, are recorded through Other Comprehensive Income (Loss) and are only recorded in the Statement of Operations when realized upon ultimate sale.  The realized gain on derivative transactions decreased from $1,577,111 for the three months ended January 31, 2003 to a loss of ($947,512) for the three months ended January 31, 2004.  The unrealized loss on Bell South common stock, reflected in Other Comprehensive Loss, net of income taxes, for the three months ended January 31, 2003 was ($1,178,373) as compared to a gain of $97,588 for the three months ended January 31, 2004.  There were no short sales during the quarter ended January 31, 2004.

Interest and Dividend Income:

Interest income decreased from $104,549 in the three months ended January 31, 2003 to $69,815 in the three months ended January 31, 2004, primarily as a result of lower interest rates and changes in cash levels relating to option and short positions on BellSouth common stock.  Dividend income decreased from $93,638 in the three months ended January 31, 2003 to $68,536 in the three months ended January 31, 2004, due to lower dividends received on BellSouth common stock as fewer shares were owned during the three months ended January 31, 2004 as compared to the three months ended January 31, 2003.

Other Income:

We realized $421,253 of other income from the sale of our interest in an investment partnership during the three months ended January 31, 2003.  During the three months ended January 31, 2004, we did not realize any other income.

Interest Expense:

Interest expense increased from $15,408 in the three months ended January 31, 2003 to $16,412 in the three months ended January 31, 2004, primarily due to a decrease in the average amount of debt outstanding offset by an interest charge in the settlement of a tax examination by the State of Florida.

Income (Loss) before Provision for Income Taxes:

We incurred income before provision for income taxes of $2,034,201 for the three months ended January 31, 2003, as compared to a loss before provision for income taxes of $187,486 for the three months ended January 31, 2004, primarily as a result of losses/gains on options and short positions and sales of Bell South stock as described above.

Provision (Benefit) for Income Taxes:

The provision for income taxes was $550,000 for the three months ended January 31, 2003, as compared to a benefit for income taxes of ($71,000) for the three months ended January 31, 2004.

Net Income (Loss):

Net income decreased from income of $1,484,201 for the three months ended January 31, 2003 to a loss of ($116,486) for the three months ended January 31, 2004, as a result of the foregoing events.

ENS-Results of Operations:

 Three months ended December 31, 2002 as compared to three months ended December 31, 2003:

Services Revenue:

Services revenue increased from $3,046,090 in the three months ended December 31, 2002 to $4,186,310 in the three months ended December 31, 2003 (or approximately 37.4%), primarily due to growth in sales to providers and related payer income, and the implementation of two significant additions to an existing multi-service contract which replaces the revenues lost from Lifeguard and Caterpillar.

Cost of Services:

Cost of services increased from $1,490,940 in the three months ended December 31, 2002 to $2,344,446 in the three months ended December 31, 2003 (or approximately 57.2%), as a result of increased business levels at ENS and the continuing implementations of significant additions to an existing multi-service contract.  Included in cost of services for the three months ended December 31, 2002 and December 31, 2003  is amortization of software costs and depreciation of equipment of $330,743 and $317,455, respectively.

General and Administrative:

General and administrative expense increased from $924,391 in the three months ended December 31, 2002 to $982,537 in the three months ended December 31, 2003 (or approximately 13.5%) as a result of business growth and implementations.  This amount excludes selling and advertising in the amount of $311,110 and $420,218 and includes professional fees of $39,150 and $34,700 for the three months ended December 31, 2002 and 2003, respectively.

Depreciation and Amortization:

Depreciation and amortization decreased from $84,845  in the three months ended December 31, 2002 to $65,714 in the three months ended December 31, 2003 (or approximately 22.5%), primarily due to fully depreciated assets being replaced with assets for less cost.  Development costs capitalized for the Lifeguard and Caterpillar contracts were fully amortized during the quarter ended December 31, 2002 due to the termination of these contracts.

Interest Expense:

Interest expense, exclusive of interest payable to NWH, decreased from $15,408 in the three months ended December 31, 2002 to $9,400 (or approximately 38.9%) in the three months ended December 31, 2003, primarily due to a decrease in the average capital lease balances at ENS.  As of December 31, 2003, $81,000 of interest expense was payable by ENS to the Company and is eliminated in consolidation.

Income from Operations:

As a result of the foregoing events, income from operations increased from income of $234,844  in the three months ended December 31, 2002 to income of $373,395 in the three months ended December 31, 2003.  We believe ENS will continue profitable operations throughout 2004.

EBITDA:

EBITDA increased from $650,432 for the three months ended December 31, 2002 to $756,564 for the three months ended December 31, 2003, primarily as a result of lower cost of services to process paper claims.  We provide EBITDA (earnings before interest, taxes, depreciation and amortization) information as a guide to the operating performance of ENS.  EBITDA, which is not a term recognized under generally accepted accounting principles, is calculated as the (Loss) Income from operations plus depreciation and amortization. Included in depreciation and amortization for the purpose of calculating EBITDA is depreciation of equipment and amortization of software costs.  EBITDA as calculated by the Company may not be comparable to calculations of similarly titled items reported by other companies.

Use of Non-GAAP Financial Measures:

Certain disclosures in this document include “non-GAAP Generally Accepted Accounting Principles) financial measures.”  A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the Consolidated Statements of Earnings, Balance Sheets or Statements of Cash Flows of the Company.  As required by the SEC’s recently issued Regulation G, a reconciliation of

EBITDA (earnings before interest, taxes, depreciation and amortization) with the most directly comparable GAAP measure follows:

EBITDA:

We define EBITDA as earnings from operations before extraordinary items, before net interest and related expenses (primarily amortization of debt issuance costs), income taxes, depreciation and amortization.  We believe that the most directly comparable GAAP financial measure to EBITDA is income from operations.  In the discussion of ENS’ EBITDA above, the difference between EBITDA and ENS’ income from operations (which does not include provision for taxes) for the fiscal quarter ended December 31, 2003 ($756,564 and $373,395, respectively) consisted primarily of $317,455 of amortization of software costs and depreciation of equipment included in costs of services and $65,714 of depreciation and amortization.

EBITDA is presented as additional information because we believe it is a useful indicator of an entity’s debt capacity and its ability to service its debt.  EBITDA is not a substitute for operating income, net earnings or cash flows from operating activities, as determined in accordance with generally accepted accounting principles.  EBITDA is not a complete net cash flow measure because it is a financial performance measure that does not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital and capital expenditures, and pay its income taxes.  EBITDA is not a complete measure of an entity’s profitability because it does not include costs and expenses for interest and income taxes and depreciation and amortization.  Rather EBITDA is a potential indicator of an entity’s ability to fund these cash requirements.  EBITDA, as we define it may differ from similarly named measures used by other entities and, consequently, could be misleading unless all entities calculate and define EBITDA in the same manner.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2004 we had approximately $35.1 million in cash and marketable securities, as well as our interest in ENS and other investments.  Our assets have been used for, and are currently reserved to fund development of our current businesses, acquisitions of healthcare e-commerce businesses,  and development and acquisition of new technologies and businesses in other areas.  Such amount, with earnings thereon including proceeds from sale of BellSouth common stock and related derivatives, is expected to be sufficient to implement this business plan through fiscal 2004, or for a shorter period if we determine to invest a substantial portion of our assets in major acquisitions, equity investments or stock repurchases.  We actively seek to acquire or invest in healthcare e-commerce or other businesses in telecommunications, media or in unrelated areas.  We may also dispose of assets from time to time.  We have no specific arrangements with respect to any such acquisitions, dispositions or investments at the present time.  There can be no assurance that any such acquisitions, dispositions or investments will be made.

Our board of directors authorized the repurchase of up to 20% of our common stock because we believe, under current market conditions, the repurchase is a favorable investment.  The repurchased shares will also be available for issuance upon exercise of outstanding options.  Through January 31, 2004, we repurchased 417,600 shares for an aggregate cost of $5,091,634.

On July 18, 2003, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share, aggregating $0.50 per share.  The dividend was paid in cash on November 3, 2003 to stockholders of record at the close of business on October 20, 2003.  On November 3, 2003, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus special dividend of $0.20 per share, aggregating $0.50 per share.  The dividend was paid in cash on February 2, 2004 to stockholders of record at the close of business on January 19, 2004.  On February 2, 2004, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, will be payable in cash on May 7, 2004 to holders of record at the close of business on April 19, 2004.

During the three months ended January 31, 2004, we settled part of our option liabilities on BellSouth common stock.  While we continue to review our holdings of BellSouth common stock and from time to time have sold and purchased shares and options of these holdings, we have not yet determined whether we will sell or hedge our remaining BellSouth securities in the near future or how we will invest the proceeds of any such transaction.

Interest receivable by the Company from ENS remained at $1,286,329 at January 31, 2004, for a total outstanding loan to the Company of $6,466,329, including accrued interest.  The outstanding balance under this loan agreement including interest has been eliminated from the consolidated financial statements.  During the first quarter of 2004, the Company spent $476,050 on fixed assets, including $253,660 for internally developed software and $222,390 for computer equipment required for increased claims processing and the development of XpediteTM, our provider targeting and tracking system.

Operating overhead costs of ENS have decreased as a result of cost cutting measures and production efficiencies gained. We anticipate increased revenues in the near future.  The combination of these factors going forward will improve overall profitability, allowing ENS to sustain itself on cash flows from its operations without further investment from NWH.

ENS - Liquidity and Capital Resources:

ENS’ losses have been financed principally through equity investments by the Company and loans from the Company, which loans aggregated $6,438,985 through December 31, 2003 (including accrued interest of $1,258,985).  ENS plans additional investment in its technology enhancements, including further development and implementation of XpediteTM, its full contact management operating system; its Internet claims processing system; hosting of new HIPAA transactions;  ECT, an Internet based full claims tracking system; additional payer connectivity; and enhancements to broaden the transactions processing infrastructure.

Although we believe that ENS may need to obtain additional financing to accelerate its strategic business plan, based upon existing contracts with physicians, other providers, payers and management companies and current expense levels, management expects ENS to continue profitable operations, established in the third quarter of fiscal 2001, through fiscal 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB published a revision to SFAS No. 132, Employers’ Disclosure about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106.  SFAS No. 132R requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  The provisions of SFAS No. 132 remain in effect until the provisions of SFAS No. 132R are adopted.  SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003.  The interim-period disclosures required by SFAS No. 132R are effective for interim periods beginning after December 15, 2003.  Adoption of SFAS No. 132R is not expected to have a material impact on the Company’s consolidated financing position, results of operations or cash flows.

In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51 (FIN 46R).  This Interpretation, which replaces FASB Interpretation No. 46 Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  Application of FIN 456R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003.  Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004.  The Company is still assessing the impact that FIN 46R will have on its financial position and results of operations.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	148,969	8,869	140,000	—	—
Capital Lease Obligations	108,524	84,408	24,116	—	—
Operating Lease Obligations	1,037,711	393,241	644,469		—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	1,295,103	486,519	808,585	44,751	—

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

Changes in prevailing interest rates and stock price of BellSouth will cause the yield on our investments and the costs of shorts and options to fluctuate.  To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments and marketable securities (other than Bell South common stock and related options) in commercial paper, non government debt securities, money market funds, highly liquid U.S. Treasury notes and federal agency notes and other low risk investments.  We view these high grade securities within our portfolio as having similar market risk characteristics. The weighted-average interest rate of the portfolio was 0.9% at January 31, 2004.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of January 31, 2004, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management.  Based on that evaluation, management has concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, as of January 31, 2004.  There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Not applicable.

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.    OTHER INFORMATION

Not applicable.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits:

Exhibit 31:        Certification of Periodic Report by Principal Executive Officer and Principal Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32:        Certification of Periodic Report by Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002

(b)           Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 15, 2004

NWH, INC.
(Registrant)

	By:	/s/ Terrence S. Cassidy
Terrence S. Cassidy, President and Principal Accounting Officer