Form 10-Q/A
period 2004-01-31
NWH INC
filed 2004-03-15
CIK 915016

FORM 10-Q/A

(Amendment No. 1)

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

NWH, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended January 31,
(unaudited)	2004	2003

Services revenue	$4,186,310	$3,046,090
Cost of services	2,344,446	1,490,940
Professional fees	218,528	184,360
General and administrative	1,686,990	1,432,422
Depreciation and amortization	66,214	85,310
Total expenses	4,316,178	3,193,032
Loss from operations	(129,868)	(146,942)
Other (expense) income
(Loss) gain on securities transactions, net	(179,557)	1,577,111
Dividend income	68,536	93,638
Interest income	69,815	104,549
Interest expense	(16,412)	(15,408)
Other income	—	421,253
	(57,618)	2,181,143
(Loss) income before provision for income taxes	(187,486)	2,034,201
(Benefit) provision for income taxes	71,000	550,000
Net (loss) income	$(116,486)	$1,484,201
Net (loss) income per common share
Basic	$(0.04)	$0.51
Diluted	$(0.04)	$0.51
Weighted average number of common shares outstanding
Basic	2,924,631	2,922,034
Diluted	2,924,631	2,922,034

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