Form 10-Q
period 2004-04-30
NWH INC
filed 2004-06-10
CIK 915016

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

Common Stock, $.01 par value: 2,924,631 shares as of June 4, 2004.

NWH, Inc.

NWH, Inc.

Condensed Consolidated Balance Sheets

	April 30, 2004	October 31, 2003
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$26,043,838	$29,309,192
Marketable securities	5,785,105	9,777,901
Trade and other receivables	2,840,630	2,419,797
Prepaid expenses and other current assets	487,591	456,794
Refundable income taxes	45,053	—
Total current assets	35,202,217	41,963,684
Property and equipment, net of accumulated depreciation and amortization of $3,119,173 and $2,865,039, respectively	829,590	703,739
Internally developed software, net of accumulated amortization of $1,701,637 and $1,238,812, respectively	2,447,539	2,489,215
Goodwill	3,762,187	3,762,187
Investments and other assets	1,006,466	957,748
Total assets	$43,247,999	$49,876,573
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$2,086,719	$2,116,881
Call options written at fair value	242,000	2,148,928
Current portion of long-term debt	80,259	71,078
Current income taxes	—	970,426
Deferred income taxes	2,690,792	3,598,792
Dividends payable	1,462,316	1,462,316
Total current liabilities	6,562,086	10,368,421
Note payable	140,000	140,000
Long-term debt	112,319	15,022
Total liabilities	6,814,405	10,523,443
Stockholders’ equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 20,000,000 shares authorized; 3,342,231 shares issued	33,422	33,422
Additional paid-in capital	23,195,991	23,195,991
Retained earnings	17,864,161	20,375,719
Accumulated other comprehensive income	431,654	839,632
Treasury stock 417,600 shares at cost	(5,091,634)	(5,091,634)
Total stockholders’ equity	36,433,594	39,353,130
Total liabilities and stockholders’ equity	$43,247,999	$49,876,573

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2004	2003	2004	2003

Services revenue	$4,373,436	$2,890,901	$8,559,746	$5,936,991
Cost of services	2,350,858	1,494,353	4,536,508	2,985,293
Professional fees	179,002	125,116	397,530	309,476
General and administrative	1,768,232	1,605,902	3,614,018	3,038,324
Depreciation and amortization	76,352	82,712	142,566	168,022
Total expenses	4,374,444	3,308,083	8,690,622	6,501,115
Loss from operations	(1,008)	(417,182)	(130,876)	(564,124)
Other income (expense)
Gain (loss) on securities transactions, net	738,015	(837,998)	558,458	739,113
Dividend income	56,035	98,975	124,571	192,613
Interest income	65,105	87,091	134,920	191,640
Interest expense	(7,587)	(15,958)	(23,999)	(31,366)
Other income	—	—	—	421,253
	851,568	(667,890)	793,950	1,513,253
Income (loss) before provision for (benefit from) income taxes	850,560	(1,085,072)	663,074	949,129

Provision for (benefit from) income taxes	321,000	(406,000)	250,000	144,000
Net income (loss)	$529,560	$(679,072)	$413,074	$805,129
Net income (loss) per common share
Basic	$.18	$(.23)	$.14	$.28
Diluted	$.18	$(.23)	$.14	$.28
Weighted average number of common shares outstanding
Basic	2,924,631	2,919,979	2,924,631	2,921,023
Diluted	2,924,657	2,932,299	2,964,657	2,924,495

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2004	2003	2004	2003

Net income (loss)	$529,560	$(679,072)	413,074	805,129
Other comprehensive (loss) income
Net unrealized holding (loss) gain on marketable securities arising during the period, net of income tax of ($261,000), $489,990, $52,457 and ($130,010), respectively	(505,566)	956,180	99,237	(222,193)
Reclassification adjustment for gains recognized in net income, net of income taxes of $0, $0, ($261,293) and $0, respectively	—	—	(507,215)	—
Other comprehensive (loss) income	(505,566)	956,180	(407,978)	(222,193)
Comprehensive income	$23,994	$277,108	$5,096	$582,936

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended April 30,
	2004	2003

Cash flows from operating activities
Net income	$413,074	$805,129
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	770,624	691,224
Gain on securities transactions, net	(558,458)	(739,113)
Gain on sale of investment	—	(421,253)
Deferred income taxes	(700,000)	(402,625)
Bad debt expense	24,641	21,040
Changes in assets and liabilities
Trade and other receivables	(445,474)	158,354
Prepaid expenses and other current assets	(82,788)	(310,156)
Refundable income taxes	(45,053)	—
Other assets	(48,718)	22,990
Accounts payable and accrued expenses	(30,162)	40,382
Current income taxes payable	(970,426)	(583,620)
Net cash used in operating activities	(1,672,740)	(717,648)
Cash flows from investing activities
Acquisition of property and equipment	(202,251)	(232,170)
Cash paid for internally developed software	(405,479)	(294,859)
Proceeds from sale of marketable securities	4,144,783	—
Proceeds from sale of marketable equity securities-short sale	—	1,309,805
Acquisition of marketable securities-short sale	—	(1,301,382)
Acquisition of written call options	(3,585,825)	(7,373,090)
Proceeds from sale of written call options	1,469,400	6,155,611
Proceeds from sale of investment	—	1,421,253
Net cash provided by (used in) investing activities	1,420,628	(314,832)
Cash flows from financing activities
Acquisition of treasury stock	—	(323,106)
Proceeds of short-term debt	100,000	—
Dividends paid	(2,924,632)	—
Principal payments of short and long-term debt	(117,664)	(136,667)
Principal payments of capital leases	(70,946)	—
Net cash used in financing activities	(3,013,242)	(459,773)
Net decrease in cash and cash equivalents	(3,265,354)	(1,492,253)
Cash and cash equivalents
Beginning of period	29,309,192	31,498,217
End of period	$26,043,838	$30,005,964
Capital lease assets acquired and obligations incurred	$195,087	$—

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.                            Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of NWH, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial statements for these interim periods, have been recorded.  Operating results for the interim period are not necessarily indicative of the results that may be expected for a full year.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

2.                            Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

3.                            Recently Issued Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51 (FIN 46R).  This Interpretation, which replaces FASB Interpretation No, 46 Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003.  Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004.  The Company’s adoption of FIN 46R did not have a material impact on its consolidated financial position and results of operations.

In April 2004, the Emerging Issuers Task Force (“EITF”) issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”).  EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock.  The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security.  EITF 03-06 is effective for fiscal periods beginning after March 31, 2004.  The Company does not believe that the adoption of EITF 03-06 will have a material impact on its consolidated financial position, cash flows and results of operations.

In March 2004, the EITF reached consensus on Issue 03-01 (EITF 03-01), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired.  The accounting guidance of EITF 03-01 is effective for fiscal years beginning after June 15, 2004, while the disclosure requirements are effective for fiscal years ending after June 15, 2004.  The Company does not believe that the adoption of EITF 03-01 will have a material impact on its consolidated financial position, results of operations or cash flows.

4.                            Marketable Securities

Marketable securities consist of the following as of April 30, 2004:

	Cost	Unrealized Holding Gain	Fair Value

BellSouth common stock	$5,131,451	$653,654	$5,785,105

Included on the balance sheet are call options written on BellSouth common stock as of April 30, 2004 at a fair value of $242,000, reflecting contracts for 220,000 shares.

5.                            Stock Options

The Company adopted the disclosure provisions of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  The Company continues to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) in accounting for stock-based compensation.  In accordance with APB No. 25, compensation costs for stock options is recognized in income based on the excess, if any, of the quoted market price over the exercise price of the stock on the date of grant.  The exercise price for all stock option grants equals the fair market value on the date of grant, therefore no compensation expense is recorded.

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions for the three months and six months ended April 30, 2004 and 2003:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Net income (loss)
As reported	$529,560	$(679,072)	$413,074	$805,129
Deduct: total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,500)	(19,770)	(13,180)	(39,539)
Pro forma	523,060	(698,842)	399,894	765,590
Net income (loss) per share
Basic - as reported	$.18	$(.23)	$.14	$.28
Basic - pro forma	.18	(.24)	.13	.26
Diluted - as reported	.18	(.23)	.14	.28
Diluted - pro forma	.18	(.24)	.13	.26

6.                            Earnings Per Share

Basic earnings per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period.  Diluted earnings per share includes the dilutive effect of the assumed exercise of stock options.

Reconciliations of the weighted average shares outstanding for basic and diluted earnings per share are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Basic EPS shares outstanding (weighted average)	2,924,631	2,919,979	2,924,631	2,921,023
Effect of dilutive securities	26	12,320	40,026	3,472
Diluted EPS shares outstanding	2,924,657	2,932,299	2,964,657	2,924,495

7.                            Segment Information

The Company currently operates in two operating segments:  the holding company and its investment in ENS.

	NWH and Other	ENS	Total
Three months ended April 30, 2004
Revenues
Service	$—	$4,373,436	$4,373,436
Expenses
Cost of services, professional fees, and general and administrative	485,137	3,812,955	4,298,092
Depreciation and amortization	—	76,352	76,352
(Loss) income from operations	$(485,137)	$484,129	$(1,008)
Capital expenditure for property and equipment and internally developed software	$—	$326,767	$326,767
Three months ended April 30, 2003
Revenues
Service	$—	$2,890,901	$2,890,901
Expenses
Cost of services, professional fees, and general and administrative	487,966	2,737,405	3,225,371
Depreciation and amortization	465	82,247	82,712
(Loss) income from operations	$(488,431)	$71,249	$(417,182)
Capital expenditure for property and equipment and internally developed software	$—	$312,767	$312,767

	NWH and Other	ENS	Total
Six months ended April 30, 2004
Revenues
Service	$—	$8,559,746	$8,559,746
Expenses
Cost of services, professional fees, and general and administrative	987,900	7,560,156	8,548,056
Depreciation and amortization	500	142,066	142,566
(Loss) income from operations	$(988,400)	$857,524	$(130,876)
Total assets	$32,499,354	$10,748,645	$43,247,999
Capital expenditure for property and equipment and internally developed software	$—	$802,817	$802,817
Six months ended April 30, 2003
Revenues
Service	$—	$5,936,991	$5,936,991
Expenses
Cost of services, professional fees, and general and administrative	869,287	5,463,806	6,333,093
Depreciation and amortization	930	167,092	168,022
(Loss) income from operations	$(870,217)	$306,093	$(564,124)
Total assets	$44,311,549	$9,053,941	$53,365,490
Capital expenditure for property and equipment and internally developed software	$—	$527,029	$527,029

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

9.                            Subsequent Event

On May 3, 2004 the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, will be paid on August 6, 2004 to stockholders of record at the close of business on July 30, 2004.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NWH, Inc. (“NWH” or the “Company”) owns and operates Electronic Network Systems, Inc. (“ENS”), a payer services organization that connects healthcare payers and providers using state of the art proprietary software and telecommunications services for most healthcare payment and insurance validation transactions. The Company focuses its efforts on the development of ENS’ business and continues its business of acquiring and disposing of interests in healthcare and other business areas.

The Company was incorporated in Delaware under the name National Wireless Holdings Inc. on August 31, 1993.  The Company’s fiscal year ends on October 31.  ENS’ fiscal year ends on September 30.

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

Over 37,000 providers are connected to ENS’ e-commerce and Internet services and, through payer arrangements, ENS also currently conducts daily paper to e-commerce claim conversion for another 185,000 healthcare providers.  As of June 4, 2004, ENS was connected to over 1,200 payers, including commercial healthcare plans, managed care organizations, Blue Cross/Blue Shield plans, Medicare, Medicaid and CHAMPUS.

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

As of June 4, 2004, in excess of 39,000 physicians were actively submitting electronic healthcare transactions via Health-e Network® suite of services with over an additional 770 contracted providers scheduled to be installed in 2004.

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

Results of Operations

Six months ended April 30, 2004 as compared to six months ended April 30, 2003:

Services Revenue:

Services revenue increased from $5,936,991 for the six months ended April 30, 2003 to $8,559,746 for the six months ended April 30, 2004, reflecting ENS’ increased sales.  See below for a discussion of ENS results of operations.

Cost of Services:

Cost of services increased from $2,985,293 for the six months ended April 30, 2003 to $4,536,508 for the six months ended April 30, 2004, as a result of additional costs associated with increased use of outsourcing to process claims, increased electronic claims sent to payers (“EDI”), enhancements to the provider customer service department and significant additions to an existing multi-service contract.

Professional Fees:

Professional fees increased from $309,476 in the six months ended April 30, 2003 to $397,530 in the six months ended April 30, 2004 as a result of higher levels of transaction activity.

General and Administrative:

General and administrative expense increased from $3,038,324 in the six months ended April 30, 2003 to $3,614,018 in the six months ended April 30, 2004, as cost saving measures and efficiencies partially offset the effect of business growth.  The general and administrative expenses relating to the operations of the Company, independent of ENS’ business, increased from $636,361 in the six months ended April 30, 2003 to $660,170 in the six months ended April 30, 2004.

Depreciation and Amortization:

Depreciation and amortization decreased from $168,022 in the six months ended April 30, 2003 to $142,566 in the six months ended April 30, 2004, due to fully depreciated assets being replaced with assets for less cost, primarily computer equipment.

Loss from Operations:

As a result of the foregoing events, loss from operations decreased from a loss of ($564,124) in the six months ended April 30, 2003 to a loss of ($130,876) in the six months ended April 30, 2004.

Gain (Loss) on Securities Transactions, Net:

We realized a net gain on securities transactions for the six months ended April 30, 2003 of $739,113 as compared to a net gain for the six months ended April 30, 2004 of $558,458, reflecting the net results of option and short sale positions and settlements and sales of BellSouth common stock.  Under Financial Accounting Standards Board Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities,” unrealized gains and losses related to written call options and short sales are recorded in the Statement of Operations.  Further, unrealized gains and losses on BellSouth common stock, are recorded through Other Comprehensive Income (Loss) and are only recorded in the Statement of Operations when realized upon ultimate sale.  The realized gain on derivative transactions decreased from $739,113 for the six months ended April 30, 2003 to a loss of ($209,497) for the six months ended April 30, 2004.  The unrealized loss on Bell South common stock, reflected in Other Comprehensive Loss, net of income taxes, for the six months ended April 30, 2003 was ($222,193) as compared to a loss of ($407,978) for the six months ended April 30, 2004.

Interest and Dividend Income:

Interest income decreased from $191,640 for the six months ended April 30, 2003 to $134,920 for the six months ended April 30, 2004, primarily as a result of lower interest rates and changes in cash levels relating to option and short positions on BellSouth common stock.  Dividend income decreased from $192,613 for the six months ended April 30, 2003 to $124,571 for the six months ended April 30, 2004, due to lower dividends received on BellSouth common stock as fewer shares were owned during the six months ended April 30, 2004 as compared to the six months ended April 30, 2003.

Interest Expense:

Interest expense decreased from $31,366 in the six months ended April 30, 2003 to $23,999 in the six months ended April 30, 2004, primarily due to lower debt under ENS capital lease obligations.

Other Income:

We realized $421,253 of other income from the sale of our interest in an investment partnership during the six months ended April 30, 2003.  During the six months ended April 30, 2004, we did not realize any other income.

Income (Loss) Before Provision for (Benefit from) Income Taxes:

We realized income before provision for income taxes of $949,129 for the six months ended April 30, 2003, as compared to income before provision for income taxes of $663,074 for the six months ended April 30, 2004, primarily as a result of lower gains on options and short positions and sales as described above.

Provision (Benefit) for Income Taxes:

The provision for income taxes was $144,000 for the six months ended April 30, 2003, as compared to a provision for income taxes of $250,000 for the six months ended April 30, 2004.

Net Income (Loss):

Net income decreased from $805,129 for the six months ended April 30, 2003 to $413,074 for the six months ended April 30, 2004 as a result of the foregoing events.

Three months ended April 30, 2004 as compared to three months ended April 30, 2003:

Services Revenue:

Services revenue increased from $2,890,901 in the three months ended April 30, 2003 to $4,373,436 in the three months ended April 30, 2004, reflecting increased sales at ENS.  See below for a discussion of ENS results of operations.

Cost of Services:

Cost of services increased from $1,494,353 in the three months ended April 30, 2003 to $2,350,858 in the three months ended April 30, 2004, as a result of increased costs associated with increased use of outsourcing to process claims, increased EDI, enhancements to the provider customer service department and significant additions to an existing multi-service contract.

Professional Fees:

Professional fees increased from $125,116 in the three months ended April 30, 2003 to $179,002 in the three months ended April 30, 2004, as a result of higher levels of transaction activity.

General and Administrative:

General and administrative expenses increased from $1,605,902 in the three months ended April 30, 2003 to $1,768,232 in the three months ended April 30, 2004,  as cost saving measures and efficiencies partially offset the effect of business growth.  The general and administrative expenses relating to the operations of the Company, independent of ENS’ business, decreased from $400,250 in the three months ended April 30, 2003 to $341,235 in the three months ended April 30, 2004, reflecting a reduction of certain state franchise tax rates.

Depreciation and Amortization:

Depreciation and amortization decreased from $82,712 in the three months ended April 30, 2003 to $76,352 in the three months ended April 30, 2004, due to fully depreciated assets being replaced with assets for less cost, primarily computer equipment.

Loss from Operations:

As a result of the foregoing events, loss from operations decreased from a loss of ($417,182) in the three months ended April 30, 2003 to a loss of ($1,008) in the three months ended April 30, 2004.

(Loss) Gain on Securities Transactions, Net:

We realized a net loss on securities transactions for the three months ended April 30, 2003 of ($837,998) as compared to a net gain for the three months ended April 30, 2004 of $738,015, reflecting the net results of option and short sale positions and settlements of BellSouth common stock.  Under Financial Accounting Standards Board Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities,” unrealized gains and losses related to written call options and short sales are recorded in the Statement of Operations.  Further, unrealized gains and losses on BellSouth common stock, are recorded through Other Comprehensive Income (Loss) and are only recorded in the Statement of Operations when realized upon ultimate sale.  The realized loss on derivative transactions decreased from ($837,998) for the three months ended April 30, 2003 to a gain of $738,015 for the three months ended April 30, 2004.  The unrealized gain on Bell South common stock, reflected in Other Comprehensive Loss, net of income taxes, for the three months ended April 30, 2003 was $956,180 as compared to a loss of ($505,566) for the three months ended April 30, 2004.

Interest and Dividend Income:

Interest income decreased from $87,091 in the three months ended April 30, 2003 to $65,105 in the three months ended April 30, 2004, as a result of lower interest rates and changes in cash levels relating to option and short positions on BellSouth common stock.  Dividend income decreased from $98,975 in the three months ended April 30, 2003 to $56,035 in the three months ended April 30, 2004, due to lower dividends received on BellSouth common stock as fewer shares were owned during the three months ended April 30, 2004 as compared to the three months ended April 30, 2003.

Interest Expense:

Interest expense decreased from $15,958 in the three months ended April 30, 2003 to $7,587 in the three months ended April 30, 2004, primarily due to lower debt under ENS capital lease obligations.

Income (Loss) before Provision for (Benefit from) for Income Taxes:

We realized a loss before provision for income taxes of ($1,085,072) for the three months ended April 30, 2003, as compared to income of $850,560 for the three months ended April 30, 2004, primarily as a result of higher gains on options and short positions as described above.

Provision for (Benefit from) for Income Taxes:

The benefit for income taxes was ($406,000) for the three months ended April 30, 2003, as compared to a provision for income taxes of $321,000 for the three months ended April 30, 2004.

Net Income (Loss):

Net income increased from a loss of ($679,072) for the three months ended April 30, 2003 to income of $529,560 for the three months ended April 30, 2004, as a result of the foregoing events.

ENS—Results of Operations:

ENS - Six months ended March 31, 2004 as compared to six months ended March 31, 2003:

Services Revenue:

Services revenue increased from $5,936,991 in the six months ended March 31, 2003 to $8,559,746 in the six months ended March 31, 2004 (or approximately 44.2%), primarily due to growth in sales to providers and related payer income, and the implementation of two significant additions to an existing multi-service contract.

Cost of Services:

Cost of services increased from $2,985,293 in the six months ended March 31, 2003 to $4,536,508 in the six months ended March 31, 2004 (or approximately 52%), as a result of  additional costs associated with increased use of outsourcing to process claims, increased EDI and significant additions to an existing multi-service contract.  Included in cost of services for the six months ended March 31, 2003 and March 31, 2004 is amortization of software costs and depreciation of equipment of $524,131 and $628,058, respectively. Development costs capitalized for the Lifeguard and Caterpillar contracts were fully amortized during the six months ended March 31, 2003 due to the termination of these contracts.

Professional Fees:

Professional fees decreased from $76,550 in the six months ended March 31, 2003 to $69,800 in the six months ended March 31, 2004 (or approximately 8.8%) as a result of less litigation offset, in part, by increases in accounting fees.

General and Administrative:

General and administrative expense increased from $2,401,963 in the six months ended March 31, 2003 to $2,953,848 in the six months ended March 31, 2004 (or approximately 23.0%) as cost saving measures and efficiencies partially offset the effect of business growth and implementation of additions to a multi-service contract.  This amount includes selling and advertising in the amount of $643,366 and $910,220 for the six months ended March 31, 2003 and 2004, respectively.

Depreciation and Amortization:

Depreciation and amortization decreased from $167,092  in the six months ended March 31, 2003 to $142,066 in the six months ended March 31, 2004 (or approximately 15.0%), primarily due to fully depreciated assets being replaced with assets for less cost, primarily computer equipment.

Income from Operations:

As a result of the foregoing events, income from operations increased from income of $306,093 in the six months ended March 31, 2003 to income of $857,524 in the six months ended March 31, 2004.  We believe ENS will continue profitable operations throughout 2004.

Interest Expense:

Interest expense, exclusive of interest payable to NWH, decreased from $31,366 in the six months ended March 31, 2003 to $16,616 (or approximately 47.0%) in the six months ended March 31, 2004, primarily due to a decrease in the average capital lease balances at ENS.  For the six months ended March 31, 2003 and March 31, 2004, $159,725 and $161,418, respectively, of interest expensed by ENS to the Company was eliminated in consolidation.

EBITDA:

EBITDA increased from $997,316 for the six months ended March 31, 2003 to $1,627,648 for the six months ended March 31, 2004, primarily as a result of increased business levels.  We provide EBITDA (earnings before interest, taxes, depreciation and amortization) information as a guide to the operating performance of ENS.  EBITDA, which is not a term recognized under generally accepted accounting principles, is calculated as the Income from Operations plus depreciation and amortization. Included in depreciation and amortization for the purpose of calculating EBITDA is depreciation of equipment and amortization of software costs.  EBITDA as calculated by the Company may not be comparable to calculations of similarly titled items reported by other companies.

Three months ended March 31, 2004 as compared to three months ended March 31, 2003:

Services Revenue:

Services revenue increased from $2,890,901 in the three months ended March 31, 2003 to $4,373,436 in the three months ended March 31, 2004 (or approximately 51.3%), primarily due to growth in sales to providers and related payer income, and the implementation of two significant additions to an existing multi-service contract which replaces the revenues lost from Lifeguard and Caterpillar.

Cost of Services:

Cost of services increased from $1,494,353 in the three months ended March 31, 2003 to $2,350,858 in the three months ended March 31, 2004 (or approximately 57.3%), as a result of additional costs associated with increased outsourcing to process claims, increased EDI, enhancements to the provider customer service department and significant additions to an existing multi-service contract.  Cost of Services increased at a faster rate than revenue due to increased levels of amortization on completed software development projects for existing payers.  Included in cost of services for the three months ended March 31, 2003 and March 31, 2004, is amortization of software costs and depreciation of equipment of $193,388 and $310,602, respectively.

Professional fees:

Professional fees decreased from $37,400 in the three months ended March 31, 2003 to $35,100 in the three months ended March 31, 2004 (or approximately 6.1%) as a result of less litigation offset, in part, by increases in accounting fees.

General and Administrative:

General and administrative expense increased from $1,205,652 in the three months ended March 31, 2003 to $1,426,997 in the three months ended March 31, 2004 (or approximately 18.5%), as cost saving measures and efficiencies offset the effect of business growth and implementation of additions to multi-service contract.  This amount includes selling and advertising in the amount of $331,521 and $457,237 for the three months ended March 31, 2003 and 2004, respectively.

Depreciation and Amortization:

Depreciation and amortization decreased from $82,247  in the three months ended March 31, 2003 to $76,352 in the three months ended March 31, 2004 (or approximately 7.2%), primarily due to fully depreciated assets being replaced with assets for less cost, primarily computer equipment.

Income from Operations:

As a result of the foregoing events, income from operations increased from income of $71,249 in the three months ended March 31, 2003 to income of $484,129 in the three months ended March 31, 2004.  We believe ENS will continue profitable operations throughout 2004.

Interest Expense:

Interest expense, exclusive of interest payable to NWH, decreased from $15,958 in the three months ended March 31, 2003 to $7,216 (or approximately 54.8%) in the three months ended March 31, 2004, primarily due to a decrease in the average capital lease balances at ENS.  For the three months ended March 31, 2003 and March 31, 2004, $76,493 and $81,262, respectively, of interest expense by ENS to the Company were eliminated in consolidation.

EBITDA:

EBITDA increased from $346,884 for the three months ended March 31, 2003 to $871,083 for the three months ended March 31, 2004, primarily as a result of increased business levels.  We provide EBITDA (earnings before interest, taxes, depreciation and amortization) information as a guide to the operating performance of ENS.  EBITDA, which is not a term recognized under generally accepted accounting principles, is calculated as the Income from Operations plus depreciation and amortization. Included in depreciation and amortization for the purpose of calculating EBITDA is depreciation of equipment and amortization of software costs.  EBITDA as calculated by the Company may not be comparable to calculations of similarly titled items reported by other companies.

Use of Non-GAAP Financial Measures:

Certain disclosures in this document include “non-Generally Accepted Accounting Principles “non-GAAP”) financial measures.”  A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the Consolidated Statements of Earnings, Balance Sheets or Statements of Cash Flows of the Company.  As required by the SEC’s recently issued Regulation G, a reconciliation of EBITDA (earnings before interest, taxes, depreciation and amortization) with the most directly comparable GAAP measure follows:

EBITDA:

We define EBITDA as earnings from operations before extraordinary items, before net interest and related expenses, income taxes, depreciation and amortization.  We believe that the most directly comparable GAAP financial measure to EBITDA is income from operations.  In the discussion of ENS’ EBITDA above, the difference between EBITDA and ENS’ income from operations (which does not include provision for taxes) (i) for the three months ended March 31, 2004, $871,083 and $484,129, respectively, consisted primarily of $310,602 of amortization of software costs and depreciation of equipment included in costs of services and $76,352 of depreciation and amortization and (ii) for the six months ended March 31, 2004, $1,627,648 and $857,524, respectively, consisted primarily of $628,058 of amortization of software costs and depreciation of equipment included in costs of services and $142,066 of depreciation and amortization.

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

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2004 we had approximately $31.8 million in cash and marketable securities, as well as our interest in ENS and other investments.  Our assets have been used for, and are currently reserved to fund development of our current businesses, acquisitions of healthcare e-commerce businesses,  and development and acquisition of new technologies and businesses in other areas.  Such amount, with earnings thereon including proceeds from sale of BellSouth common stock and related derivatives, is expected to be sufficient to implement this business plan through fiscal 2004, or for a shorter period if we determine to invest a substantial portion of our assets in major acquisitions, equity investments or stock repurchases.  We actively seek to acquire or invest in healthcare e-commerce or other businesses in telecommunications, media or in unrelated areas.  We may also dispose of assets from time to time.  We have no specific arrangements with respect to any such acquisitions, dispositions or investments at the present time.  There can be no assurance that any such acquisitions, dispositions or investments will be made.

Our board of directors authorized the repurchase of up to 20% of our common stock because we believe, under current market conditions, the repurchase is a favorable investment.  The repurchased shares will also be available for issuance upon exercise of outstanding options.  Through June 4, 2004, we repurchased 417,600 shares for an aggregate cost of $5,091,634.  We did not repurchase any shares in fiscal 2004.

On July 18, 2003, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, was paid in cash on November 3, 2003 to stockholders of record at the close of business on October 20, 2003.  On November 3, 2003, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share.  The dividend, aggregating $.50 per share, was paid in cash on February 2, 2004, to holders of such at the close of business on January 19, 2004.  On February 2, 2004, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, was paid in cash on May 7, 2004 to holders of record at the close of business on April 19, 2004.  On May 3, 2004, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, will be payable in cash on August 6, 2004, to holders of record at the close of business on July 30, 2004.

During the six months ended April 30, 2004, we settled part of our option liabilities on BellSouth common stock.  While we continue to review our holdings of BellSouth common stock and from time to time have sold and purchased shares and options of these holdings, we have not yet determined whether we will sell or hedge our remaining BellSouth securities in the near future or how we will invest the proceeds of any such transaction.

Interest receivable by the Company from ENS amounted to $1,285,447 at April 30, 2004, for a total outstanding loan to the Company of $6,465,447 including accrued interest.  The outstanding balance under this loan agreement including interest has been eliminated from the consolidated financial statements.  During the second quarter of 2004, the Company increased its fixed assets by $326,767, including $151,819 for internally developed software and $174,948 for computer equipment required for increased claims processing and a new scanner to improve efficiencies for ADS.

Operating overhead costs of ENS have increased at a slower rate than revenue as a result of cost cutting measures and production efficiencies gained. We anticipate increased revenues in the near future.  The combination of these factors going forward will improve overall profitability, allowing ENS to sustain itself on cash flows from its operations without further investment from NWH.

ENS - Liquidity and Capital Resources:

ENS’ losses have been financed principally through equity investments by the Company and loans from the Company, which loans through March 31, 2004 aggregated $6,438,985 (including accrued interest of $1,258,985).  ENS plans additional investment in its technology enhancements, including further development and implementation of XpediteTM, its full contact management operating system; its Internet claims processing system; hosting of new HIPAA transactions;  ECT, an Internet based full claims tracking system; additional payer connectivity; and enhancements to broaden the transactions processing infrastructure.

Although we believe that ENS may need to obtain additional financing to accelerate its strategic business plan, based upon existing contracts with physicians, other providers, payers and management companies and current expense levels, management expects ENS to continue profitable operations, established in the third quarter of fiscal 2001, through fiscal 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51 (FIN 46R).  This Interpretation, which replaces FASB Interpretation No. 46 Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  Application of FIN 456R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003.  Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004.  The Company’s adoption of FIN 46R did not have a material impact on its consolidated financial position and results of operations.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per share” (“EITF 03-06”).  EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock.  The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security.  EITF 03-06 is effective for fiscal periods beginning after March 31, 2004.  The Company does not believe that the adoption of EITF 03-06 will have a material impact on its consolidated financial position, cash flows and results of operations.

In March 2004, the EITF reached consensus on Issue 03-01 (EITF 03-01), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired.  The accounting guidance of EITF 03-01 is effective for fiscal years beginning after June 15, 2004, while the disclosure requirements are effective for fiscal years ending after June 15, 2004.  The Company does not believe that the adoption of EITF 03-01 will have a material impact on its consolidated financial position, results of operations or cash flows.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$140,000	—	$140,000	—	—
Capital Lease Obligations	$192,578	$80,259	$112,319	—	—
Operating Lease Obligations	$940,486	$395,317	$545,169		—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$1,273,064	$475,576	$797,488	—	—

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

Changes in prevailing interest rates and stock price of BellSouth will cause the yield on our investments and the costs of shorts and options to fluctuate.  To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments and marketable securities (other than Bell South common stock and related options) in commercial paper, non government debt securities, money market funds, highly liquid U.S. Treasury notes and federal agency notes and other low risk investments.  We view these high grade securities within our portfolio as having similar market risk characteristics. The weighted-average interest rate of the portfolio was 0.9% at April 30, 2004.

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

ITEM 4.            CONTROLS AND PROCEDURES

As of April 30, 2004, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management.  Based on that evaluation, management has concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, as of April 30, 2004.  There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: June 10, 2004

NWH, INC.
(Registrant)

	By:	/s/ Terrence S. Cassidy
Terrence S. Cassidy, President and Principal Accounting Officer