Form 10-Q
period 2004-07-31
NWH INC
filed 2004-09-14
CIK 915016

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Common Stock, $.01 par value: 2,924,631 shares as of September 13, 2004.

NWH, Inc.

NWH, Inc.

Condensed Consolidated Balance Sheets

	July 31, 2004	October 31, 2003
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$28,313,175	$29,309,192
Marketable securities	2,167,200	9,777,901
Trade and other receivables	2,431,565	2,419,797
Prepaid expenses and other current assets	593,770	456,794
Refundable income taxes		—
Total current assets	33,505,710	41,963,684
Property and equipment, net of accumulated depreciation and amortization of $2,937,553 and $2,865,039, respectively	696,836	703,739
Internally developed software, net of accumulated amortization of $1,943,440, and $1,238,812, respectively	2,357,547	2,489,215
Goodwill	3,762,187	3,762,187
Investments and other assets	1,006,640	957,748
Total assets	$41,328,920	$49,876,573
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued expenses	$1,963,632	$2,116,881
Call options written at fair value	294,488	2,148,928
Current portion of long-term debt	15,277	71,078
Current income taxes	1,059,535	970,426
Deferred income taxes	1,422,792	3,598,792
Dividends payable	1,462,316	1,462,316
Total current liabilities	6,218,040	10,368,421
Note payable	140,000	140,000
Long-term debt		15,022
Total liabilities	6,358,040	10,523,443
Stockholders’ equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 20,000,000 shares authorized; 3,342,231 shares issued	33,422	33,422
Additional paid-in capital	23,195,991	23,195,991
Retained earnings	16,611,401	20,375,719
Accumulated other comprehensive income	221,700	839,632
Treasury stock 417,600 shares at cost	(5,091,634)	(5,091,634)
Total stockholders’ equity	34,970,880	39,353,130
Total liabilities and stockholders’ equity	$41,328,920	$49,876,573

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2004	2003	2004	2003

Services revenue	$4,480,541	$3,498,567	$13,040,287	$9,435,558
Cost of services	2,241,285	1,859,045	6,777,793	4,844,338
Professional fees	260,100	240,247	657,630	549,722
General and administrative	1,964,553	1,626,345	5,578,571	4,664,670
Depreciation and amortization	77,939	79,001	220,505	247,023
Total expenses	4,543,877	3,804,638	13,234,499	10,305,753
Loss from operations	(63,336)	(306,071)	(194,212)	(870,195)
Other income (expense)
Gain (loss) on securities transactions, net	357,385	171,625	915,843	910,738
Dividend income	32,400	111,238	156,971	303,851
Interest income	72,136	76,438	207,056	268,078
Interest expense	(30,529)	(9,954)	(54,528)	(41,320)
Other income		—		421,253
	431,392	349,347	1,225,342	1,862,600
Income before provision for income taxes	368,056	43,276	1,031,130	992,405

Provision for income taxes	158,500	126,000	408,500	270,000
Net income (loss)	$209,556	$(82,724)	$622,630	$722,405
Net income (loss) per common share
Basic	$.07	$(.03)	$.21	$.25
Diluted	$.07	$(.03)	$.21	$.25
Weighted average number of common shares outstanding
Basic	2,924,631	2,920,618	2,924,631	2,920,887
Diluted	2,952,749	2,920,618	2,961,177	2,931,507

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2004	2003	2004	2003

Net income (loss)	$209,556	$(82,724)	$622,630	$722,405
Other comprehensive (loss) income
Net unrealized holding (loss) gain on marketable Securities arising during the period, net of income tax of $4,726, $19,779, $57,476 and $(110,231), respectively	7,794	34,202	107,030	(187,991)
Reclassification adjustment for gains recognized in net income, net of income taxes of $(112,173), $(65,779), ($373,476) and $(65,779), respectively	(217,747)	(127,689)	(724,962)	(127,689)
Other comprehensive loss	(209,954)	(93,487)	(617,932)	(315,680)
Comprehensive (loss) income	$(398)	$(176,211)	$4,698	$406,725

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended July 31,
	2004	2003

Cash flows from operating activities
Net income	$622,630	$722,405
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,170,670	969,081
Gain on securities transactions, net	(915,843)	(910,738)
Gain on sale of investment	—	(421,253)
Deferred income taxes	(1,860,000)	(402,625)
Bad debt expense	30,064	30,366
Changes in assets and liabilities
Trade and other receivables	(41,832)	(318,652)
Prepaid expenses and other current assets	(227,610)	(364,931)
Other assets	(48,892)	29,114
Accounts payable and accrued expenses	(153,249)	(10,517)
Current income taxes payable	89,109	(957,620)
Net cash used in operating activities	(1,334,953)	(1,635,370)
Cash flows from investing activities
Acquisition of property and equipment	(190,780)	(326,811)
Cash paid for internally developed software	(555,607)	(588,633)
Proceeds from sale of marketable securities	7,775,207	1,338,155
Proceeds from sale of marketable equity securities-short sale		1,309,805
Acquisition of marketable securities-short sale		(2,566,701)
Acquisition of written call options	(4,232,025)	(11,952,845)
Proceeds from sale of written call options	2,195,000	9,968,315
Proceeds from sale of investment		1,421,253
Net cash provided by (used in) investing activities	4,991,795	(1,397,462)
Cash flows from financing activities
Acquisition of treasury stock		(369,564)
Proceeds of short-term debt	100,000	—
Dividends paid	(4,386,948)	—
Principal payments of short and long-term debt	(117,664)	(106,913)
Principal payments of capital leases	(248,247)	124,211
Net cash used in financing activities	(4,652,859)	(352,266)
Net decrease in cash and cash equivalents	(996,017)	(3,385,098)
Cash and cash equivalents
Beginning of period	29,309,192	31,498,217
End of period	$28,313,175	$28,113,119
Capital lease assets acquired and obligations incurred	$195,085	$—

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

4.             Marketable Securities

Marketable securities consist of the following as of July 31, 2004:

	Cost	Unrealized Holding Gain	Fair Value

BellSouth common stock	$1,831,500	$335,700	$2,167,200

Included on the balance sheet are call options written on BellSouth common stock as of July 31, 2004 at a fair value of $294,488, reflecting contracts for 80,000 shares.

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

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions for the three months and nine months ended July 31, 2004 and 2003:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Net income (loss)

As reported	$209,556	$(82,724)	$622,630	$722,405
Deduct: total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14,718)	(68,676)	(41.220)	(108,215)
Pro forma	194,838	(151,400)	581,410	614,190

Net income (loss) per share
Basic - as reported	$.07	$(0.03)	$.21	$0.25
Basic - pro forma	.07	(0.05)	.20	0.21
Diluted - as reported	.07	(0.03)	.21	0.25
Diluted - pro forma	.07	(0.05)	.20	0.21

6.             Earnings Per Share

Basic earnings per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period.  Diluted earnings per share includes the dilutive effect of the assumed exercise of stock options.

Reconciliations of the weighted average shares outstanding for basic and diluted earnings per share are as follows:

	Three Months Ended July 31,			Nine Months Ended July 31,
	2004	2003		2004	2003

Basic EPS shares outstanding (weighted average)	2,924,631	2,920,618		2,924,631	2,920,887
Effect of dilutive securities	28,118		***	36,546	10,620
Diluted EPS shares outstanding	2,952,749	2,920,618		2,961,177	2,931,507

*** Dilutive securities are excluded for the three months ended July 31, 2003 since the inclusion of such shares would be antidilutive due to the loss for the quarter then ended.

7.             Segment Information

The Company currently operates in two operating segments:  the holding company and its investment in ENS.

	NWH and Other	ENS	Total

Three months ended July 31, 2004

Revenues
Service	$—	$4,480,541	$4,480,541
Expenses
Cost of services, professional fees, and general and administrative	(578,917)	(3,887,021)	(4,465,938)
Depreciation and amortization		(77,939)	(77,939)
(Loss) income from operations	$(578,917)	$515,581	$(63,336)
Capital expenditure for property and equipment and internally developed software	$—	$138,658	$138,658

Three months ended July 31, 2003

Revenues
Service	$—	$3,498,567	$3,498,567
Expenses
Cost of services, professional fees, and general and administrative	(614,723)	(3,110,914)	(3,725,637)
Depreciation and amortization	(465)	(78,536)	(79,001)
(Loss) income from operations	$(615,188)	$309,117	$(306,071)
Capital expenditure for property and equipment and internally developed software	$17,486	$370,929	$388,415

	NWH and Other	ENS	Total

Nine months ended July 31, 2004

Revenues	$	$13,040,287	$13,040,287
Service
Expenses
Cost of services, professional fees, and general and administrative	(1,566,817)	(11,447,177)	(13,013,994)
Depreciation and amortization	(500)	(220,005)	(220,505)
(Loss) income from operations	$(1,567,317)	$1,373,105	$(194,212)
Total assets	$30,512,914	$10,816,006	$41,328,920
Capital expenditure for property and equipment and internally developed software	$—	$746,387	$746,387

Nine months ended July 31, 2003

Revenues
Service	$—	$9,435,558	$9,435,558
Expenses
Cost of services, professional fees, and general and administrative	(1,484,010)	(8,574,720)	(10,058,730)
Depreciation and amortization	(1,395)	(245,628)	(247,023)
(Loss) income from operations	$(1,485,405)	$615,219	$(870,195)
Total assets	$41,531,139	$9,284,232	$50,815,371
Capital expenditure for property and equipment (including costs incurred for internally developed software)	$17,486	$897,958	$915,444

8.             Dividends Payable

On August 5, 2004, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, will be payable on November 5, 2004, to holders of record at the close of business on October 29, 2004.

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

On February 2, 2004, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, was paid on May 7, 2004 to stockholders of record at the close of business on April 19, 2004.

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

Over 37,000 providers are connected to ENS’ e-commerce and Internet services which includes a 22% increase in directly contracted providers.  Through payer arrangements, ENS also currently conducts daily paper to e-commerce claim conversion for another 185,000 healthcare providers.  ENS also experienced a 42% increase in contracted billable provider sites. All of ENS’ growth was obtained through internal sales versus acquisition.  As of September 13, 2004, ENS was connected to over 1,200 payers, including commercial healthcare plans, managed care organizations, Blue Cross/Blue Shield plans, Medicare, Medicaid and CHAMPUS.    Over 93% of all electronic claims received by ENS are directly submitted to contracted payers.

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

As of September 13, 2004, in excess of 37,000 physicians were actively submitting electronic healthcare transactions via Health-e Network® suite of services with an additional 850 contracted providers scheduled to be installed during the remainder of calendar 2004.

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

Results of Operations

Nine months ended July 31, 2004 as compared to nine months ended July 31, 2003:

Services Revenue:

Services revenue increased from $9,435,558 for the nine months ended July 31, 2003 to $13,040,287 for the nine months ended July 31, 2004 (approximately 38%), reflecting ENS’ increased sales.  See below for a discussion of ENS results of operations.

Cost of Services:

Cost of services increased from $4,844,338 for the nine months ended July 31, 2003 to $6,777,793 for the nine months ended July 31, 2004 (approximately 40%), as a result of additional costs associated with increased use of outsourcing to process claims, increased electronic claims sent to payers (“EDI”), enhancements to the provider customer service department and significant additions to an existing multi-service contract.

Professional Fees:

Professional fees increased from $549,722 in the nine months ended July 31, 2003 to $657,630 in the nine months ended July 31, 2004 (approximately 20%) as a result of higher levels of transaction activity.

General and Administrative:

General and administrative expense increased from $4,664,670 in the nine months ended July 31, 2003 to $5,578,571 in the nine months ended July 31, 2004 (approximately 19.6%), a lower percentage increase than the increase in Services Revenue, as cost saving measures and efficiencies partially offset the effect of business growth.  The general and administrative expenses relating to the operations of the Company, independent of ENS’ business, decreased from $1,124,076 in the nine months ended July 31, 2003 to $1,024,587 in the nine months ended July 31, 2004.

Depreciation and Amortization:

Depreciation and amortization decreased from $247,023 in the nine months ended July 31, 2003 to $220,505 in the nine months ended July 31, 2004, due to fully depreciated assets being replaced with assets for less cost, primarily computer equipment.

Loss from Operations:

As a result of the foregoing events, loss from operations decreased from a loss of ($870,195) in the nine months ended July 31, 2003 to a loss of ($194,212) in the nine months ended July 31, 2004.

Gain (Loss) on Securities Transactions, Net:

We realized a net gain on securities transactions for the nine months ended July 31, 2003 of $910,738 as compared to a net gain for the nine months ended July 31, 2004 of $915,843, reflecting the net results of option and short sale positions and settlements and sales of BellSouth common stock.  Under Financial Accounting Standards Board Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities,” unrealized gains and losses related to written call options and short sales are recorded in the Statement of Operations.  Further, unrealized gains and losses on BellSouth common stock, are recorded through Other Comprehensive Income (Loss) and are only recorded in the Statement of Operations when realized upon ultimate sale.  The realized gain on derivative transactions decreased from $717,270 for the nine months ended July 31, 2003 to a loss of ($182,585) for the nine months ended July 31, 2004.  The unrealized loss on Bell South common stock, reflected in Other Comprehensive Loss, net of income taxes, for the nine months ended July 31, 2003 was ($315,680) as compared to a loss of ($617,932) for the nine months ended July 31, 2004.

Interest and Dividend Income:

Interest income decreased from $268,078 for the nine months ended July 31, 2003 to $207,056 for the nine months ended July 31, 2004, primarily as a result of lower interest rates and changes in cash levels relating to option and short positions on BellSouth common stock.  Dividend income decreased from $303,851 for the nine months ended July 31, 2003 to $156,971 for the nine months ended July 31, 2004, due to lower dividends received on BellSouth common stock as fewer shares were owned during the nine months ended July 31, 2004 as compared to the nine months ended July 31, 2003.

Interest Expense:

Interest expense increased from $41,320 in the nine months ended July 31, 2003 to $54,528 in the nine months ended July 31, 2004, primarily due to the prepayment of interest and capital leases at ENS during the quarter ended July 31, 2004.

Other Income:

We realized $421,253 of other income from the sale of our interest in an investment partnership during the nine months ended July 31, 2003.  During the nine months ended July 31, 2004, we did not realize any other income.

Income Before Provision for Income Taxes:

We realized income before provision for income taxes of $992,405 for the nine months ended July 31, 2003, as compared to $1,031,130 for the nine months ended July 31, 2004, with the rise in income resulting primarily from increased service revenue and consequent reduced loss from operations, as described above.

Provision for Income Taxes:

The provision for income taxes was $270,000 for the nine months ended July 31, 2003, as compared to $408,500 for the nine months ended July 31, 2004.

Net Income:

Net income decreased from $722,405 for the nine months ended July 31, 2003 to $622,630 for the nine months ended July 31, 2004 as a result of the foregoing events.

Three months ended July 31, 2004 as compared to three months ended July 31, 2003:

Services Revenue:

Services revenue increased from $3,498,567 in the three months ended July 31, 2003 to $4,480,541 in the three months ended July 31, 2004 (28%), reflecting increased sales at ENS.  See below for a discussion of ENS results of operations.

Cost of Services:

Cost of services increased from $1,859,045 in the three months ended July 31, 2003 to $2,241,285 in the three months ended July 31, 2004 (approximately 20%), as a result of increased costs associated with increased use of outsourcing to process claims, increased EDI, enhancements to the provider customer service department and significant additions to an existing multi-service contract.

Professional Fees:

Professional fees increased from $240,247 in the three months ended July 31, 2003 to $260,100 in the three months ended July 31, 2004 (approximately 8%), as a result of higher levels of transaction activity.

General and Administrative:

General and administrative expenses increased from $1,626,345 in the three months ended July 31, 2003 to $1,964,553 in the three months ended July 31, 2004 (21%), as cost saving measures and efficiencies partially offset the effect of business growth.  The general and administrative expenses relating to the operations of the Company, independent of ENS’ business, decreased from $417,340 in the three months ended July 31, 2003 to $366,100 in the three months ended July 31, 2004, reflecting a reduction of certain state franchise tax rates.

Depreciation and Amortization:

Depreciation and amortization decreased from $79,001 in the three months ended July 31, 2003 to $77,939 in the three months ended July 31, 2004, due to fully depreciated assets being replaced with assets for less cost, primarily computer equipment.

Loss from Operations:

As a result of the foregoing events, loss from operations decreased from a loss of ($306,071) in the three months ended July 31, 2003 to a loss of ($63,336) in the three months ended July 31, 2004.

(Loss) Gain on Securities Transactions, Net:

We realized a net gain on securities transactions for the three months ended July 31, 2003 of $171,625 as compared to a net gain for the three months ended July 31, 2004 of $357,385, reflecting the net results of option and short sale positions and settlements of BellSouth common stock.  Under Financial Accounting Standards Board Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities,” unrealized gains and losses related to written call options and short sales are recorded in the Statement of Operations.  Further, unrealized gains and losses on BellSouth common stock, are recorded through Other Comprehensive Income (Loss) and are only recorded in the Statement of Operations when realized upon ultimate sale.  The realized loss on derivative transactions decreased from ($21,843) for the three months ended July 31, 2003 to a gain of $26,912 for the three months ended July 31, 2004.  The unrealized loss on Bell South common stock, reflected in Other Comprehensive Loss, net of income taxes, for the three months ended July 31, 2003 was ($93,487) as compared to a loss of ($209,954) for the three months ended July 31, 2004.

Interest and Dividend Income:

Interest income decreased from $76,438 in the three months ended July 31, 2003 to $72,136 in the three months ended July 31, 2004, as a result of lower interest rates and changes in cash levels relating to option and short positions on BellSouth common stock.  Dividend income decreased from $111,238 in the three months ended July 31, 2003 to $32,400 in the three months ended July 31, 2004, due to lower dividends received on BellSouth common stock as fewer shares were owned during the three months ended July 31, 2004 as compared to the three months ended July 31, 2003.

Interest Expense:

Interest expense increased from $9,954 in the three months ended July 31, 2003 to $30,529 in the three months ended July 31, 2004, primarily due to the prepayment of interest and capital leases at ENS during the quarter ended July 31, 2004.

Income before Provision for Income Taxes:

We realized income before provision for income taxes of $43,276 for the three months ended July 31, 2003, as compared to $368,056 for the three months ended July 31, 2004, primarily as a result of higher gains on options and short positions as described above.

Provision for Income Taxes:

The provision for income taxes was $126,000 for the three months ended July 31, 2003, as compared to $158,500 for the three months ended July 31, 2004.

Net Income (Loss):

Net income (loss) increased from a loss of ($82,724) for the three months ended July 31, 2003 to income of $209,556 for the three months ended July 31, 2004, as a result of the foregoing events.

ENS—Results of Operations:

ENS - Nine months ended June 30, 2004 as compared to nine months ended June 30, 2003:

Services Revenue:

Services revenue increased from $9,435,558 in the nine months ended June 30, 2003 to $13,040,287 in the nine months ended June 30, 2004 (approximately 38.2%), primarily due to growth in sales to providers and related payer income, and the implementation of two significant additions to an existing multi-service contract.

Cost of Services:

Cost of services increased from $4,844,338 in the nine months ended June 30, 2003 to $6,777,793 in the nine months ended June 30, 2004 (approximately 39.9%), as a result of  additional costs associated with increased use of outsourcing to process claims, increased EDI and significant additions to an existing multi-service contract.  Included in cost of services for the nine months ended June 30, 2003 and June 30, 2004 is amortization of software costs and depreciation of equipment of $723,909 and $950,165, respectively. Development costs capitalized for the Lifeguard and Caterpillar contracts were fully amortized during the nine months ended June 30, 2003 due to the termination of these contracts.

Professional Fees:

Professional fees decreased from $117,450 in the nine months ended June 30, 2003 to $115,400 in the nine months ended June 30, 2004 (approximately 1.7%) as a result of resolution of legal matters and increases in accounting fees.

General and Administrative:

General and administrative expense increased from $3,612,932 in the nine months ended June 30, 2003 to $4,553,984 in the nine months ended June 30, 2004 (approximately 26%) as cost saving measures and efficiencies partially offset the effect of business growth and implementation of additions to a multi-service contract.  This amount includes selling and advertising in the amount of $960,177 and $1,372,821 for the nine months ended June 30, 2003 and 2004, respectively.

Depreciation and Amortization:

Depreciation and amortization decreased from $245,628 in the nine months ended June 30, 2003 to $220,005 in the nine months ended June 30, 2004 (approximately 10.4%), primarily due to fully depreciated assets being replaced with assets for less cost, primarily computer equipment.

Income from Operations:

As a result of the foregoing events, income from operations increased from income of $615,210 in the nine months ended June 30, 2003 to income of $1,373,105 in the nine months ended June 30, 2004.  We believe ENS will continue profitable operations throughout 2004.

Interest Expense:

Interest expense, exclusive of interest payable to NWH, increased from $41,320 in the nine months ended June 30, 2003 to $47,145 (approximately 14.1%) in the nine months ended June 30, 2004, primarily due to the prepayment of interest and capital leases during the quarter ended June 30, 2004.  For the nine months ended June 30, 2003 and June 30, 2004, $235,914 and $241,686 respectively, of interest expensed by ENS to the Company was eliminated in consolidation.

EBITDA:

EBITDA increased from $1,582,894 for the nine months ended June 30, 2003 to $2,543,275 for the nine months ended June 30, 2004, primarily as a result of increased business levels.  We provide EBITDA (earnings before interest, taxes, depreciation and amortization) information as a guide to the operating performance of ENS.  EBITDA, which is not a term recognized under generally accepted accounting principles, is calculated as the Income from Operations plus depreciation and amortization. Included in depreciation and amortization for the purpose of calculating EBITDA is depreciation of equipment and amortization of software costs.  EBITDA as calculated by the Company may not be comparable to calculations of similarly titled items reported by other companies.

Three months ended June 30, 2004 as compared to three months ended June 30, 2003:

Services Revenue:

Services revenue increased from $3,498,567 in the three months ended June 30, 2003 to $4,480,541 in the three months ended June 30, 2004 (or approximately 28.1%), primarily due to growth in sales to providers and related payer income and the implementation of two significant additions to an existing multi-service contract.

Cost of Services:

Cost of services increased from $1,859,045 in the three months ended June 30, 2003 to $2,241,285 in the three months ended June 30, 2004 (approximately 20.6%), as a result of additional costs associated with increased outsourcing to process claims which creates efficiencies, increased EDI, enhancements to the provider customer service department and significant additions to an existing multi-service contract.  Included in cost of services for the three months ended June 30, 2003 and June 30, 2004, is amortization of software costs and depreciation of equipment of $199,778 and $322,108, respectively.

Professional fees:

Professional fees increased from $40,900 in the three months ended June 30, 2003 to $45,600 in the three months ended June 30, 2004 (approximately 11.5%) as a result of mediation proceedings and increases in accounting fees.

General and Administrative:

General and administrative expense increased from $1,210,969 in the three months ended June 30, 2003 to $1,598,453 in the three months ended June 30, 2004 (approximately 32%), as cost saving measures and efficiencies were offset by additional sales and marketing costs and the effect of business growth and implementation of additions to multi-service contract.  This amount includes selling and advertising in the amount of $316,812 and $462,601 for the three months ended June 30, 2003 and 2004, respectively.

Depreciation and Amortization:

Depreciation and amortization decreased from $78,536  in the three months ended June 30, 2003 to $77,939 in the three months ended June 30, 2004 (approximately .8%), primarily due to fully depreciated assets being replaced with assets for less cost, primarily computer equipment.

Income from Operations:

As a result of the foregoing events, income from operations increased from income of $309,117 in the three months ended June 30, 2003 to income of $515,581 in the three months ended June 30, 2004.  We believe ENS will continue profitable operations throughout 2004.

Interest Expense:

Interest expense, exclusive of interest payable to NWH, increased from $9,954 in the three months ended June 30, 2003 to $30,529 (approximately 206.7%) in the three months ended June 30, 2004, primarily due to the prepayment of interest and capital leases during the quarter ended June 30, 2004.  For the three months ended June 30, 2003 and June 30, 2004, $79,021 and $80,268, respectively, of interest expense by ENS to the Company were eliminated in consolidation.

EBITDA:

EBITDA increased from $587,431 for the three months ended June 30, 2003 to $915,628 for the three months ended June 30, 2004, primarily as a result of increased business levels.  We provide EBITDA (earnings before interest, taxes, depreciation and amortization) information as a guide to the operating performance of ENS.  EBITDA, which is not a term recognized under generally accepted accounting principles, is calculated as the Income from Operations plus depreciation and amortization. Included in depreciation and amortization for the purpose of calculating EBITDA is depreciation of equipment and amortization of software costs.  EBITDA as calculated by the Company may not be comparable to calculations of similarly titled items reported by other companies.

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

EBITDA:

We define EBITDA as earnings from operations before extraordinary items, before net interest and related expenses, income taxes, depreciation and amortization.  We believe that the most directly comparable GAAP financial measure to EBITDA is income from operations.  In the discussion of ENS’ EBITDA above, the difference between EBITDA and ENS’ income from operations (which does not include provision for taxes) (i) for the three months ended June 30, 2004, $915,628 and $515,581, respectively, consisted primarily of $322,108 of amortization of software costs and depreciation of equipment included in costs of services and $77,939 of depreciation and amortization and (ii) for the nine months ended June 30, 2004, $2,543,275 and $1,373,105, respectively, consisted primarily of $950,165 of amortization of software costs and depreciation of equipment included in costs of services and $220,005 of depreciation and amortization.

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

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2004 we had approximately $30.48 million in cash and marketable securities, as well as our interest in ENS and other investments.  Our assets have been used for, and are currently reserved to fund development of our current businesses, acquisitions of healthcare e-commerce businesses,  and development and acquisition of new technologies and businesses in other areas.  Such amount, with earnings thereon including proceeds from sale of BellSouth common stock and related derivatives, is expected to be sufficient to implement this business plan through July 2005, or for a shorter period if we determine to invest a substantial portion of our assets in major acquisitions, equity investments or stock repurchases.  We actively seek to acquire or invest in healthcare e-commerce or other businesses in telecommunications, media or in unrelated areas.  We may also dispose of assets from time to time.  We have no specific arrangements with respect to any such acquisitions, dispositions or investments at the present time.  There can be no assurance that any such acquisitions, dispositions or investments will be made.

Our board of directors authorized the repurchase of up to 20% of our common stock because we believe, under current market conditions, the repurchase is a favorable investment.  The repurchased shares will also be available for issuance upon exercise of outstanding options.  We did not repurchase any shares in fiscal 2004.

In each of the previous four quarters (commencing in July 2003), the Board of Directors of the Company declared a quarterly dividend of $0.30 per share plus a special dividend of $0.20 per share, with each such dividend being paid in cash to all holders of record as of the close of business on a specific date.  On August 5, 2004, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, will be payable in cash on November 5, 2004, to holders of record at the close of business on October 29, 2004.  The Company reviews its dividend policy on a quarterly basis.

During the nine months ended July 31, 2004, we settled part of our option liabilities on BellSouth common stock.  While we continue to review our holdings of BellSouth common stock and from time to time have sold and purchased shares and options of these holdings, we have not yet determined whether we will sell or hedge our remaining BellSouth securities in the near future or how we will invest the proceeds of any such transaction.

Interest receivable by the Company from ENS amounted to $1,286,329 at July 31, 2004, for a total outstanding loan to the Company of $6,466,329 including accrued interest.  The outstanding balance under this loan agreement including interest has been eliminated from the consolidated financial statements.  During the third quarter of 2004, the Company increased its fixed assets by $138,658, including $150,128 for internally developed software and a decrease in computer equipment of $11,470.

Operating overhead costs of ENS have increased at a slower rate than revenue as a result of cost cutting measures and production efficiencies gained. We anticipate increased revenues in the near future.  The combination of these factors going forward will improve overall profitability, allowing ENS to sustain itself on cash flows from its operations without further investment from NWH.

ENS - Liquidity and Capital Resources:

ENS’ losses have been financed principally through equity investments by the Company and loans from the Company, which loans through June 30, 2004 aggregated $6,438,985 (including accrued interest of $1,258,985.  ENS plans additional investment in its technology enhancements, including further development and implementation of XpediteTM, its full contact management operating system; its Internet claims processing system; hosting of new HIPAA transactions;  ECT, an Internet based full claims tracking system; additional payer connectivity; and enhancements to broaden the transactions processing infrastructure.

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

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$140,000	—	$140,000	—	—
Capital Lease Obligations	$15,277	$15,277	—	—	—
Operating Lease Obligations	$856,316	$396,800	$459,516	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$1,011,593	$412,077	$599,516	—	—

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

Changes in prevailing interest rates and stock price of BellSouth will cause the yield on our investments and the costs of shorts and options to fluctuate.  To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments and marketable securities (other than Bell South common stock and related options) in commercial paper, non government debt securities, money market funds, highly liquid U.S. Treasury notes and federal agency notes and other low risk investments.  We view these high grade securities within our portfolio as having similar market risk characteristics. The weighted-average interest rate of the portfolio was .8% at July 31, 2004.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of July 31, 2004, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management.  Based on that evaluation, management has concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, as of July 31, 2004.  There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Not applicable.

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting of Stockholders held on June 18, 2004, the Company’s stockholders approved and ratified the following actions:

1.               Election of Directors:

The following individual was re-elected as a Class I director of the Corporation:

	Number of Votes for	Number of Votes Withheld

Paul J. Tobin	2,808,971	2,305

to serve until the 2007 Annual Meeting of Stockholders and until their respective successors have been elected and qualified.

2.     2,811,474 shares of all shares entitled to vote were voted in favor of, and 0 shares were voted against, the appointment of PricewaterhouseCoopers L.L.P. as independent auditors of the Company until the next Annual Meeting of Stockholders.

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

Date:  September 13, 2004

NWH, INC.
(Registrant)

By:	/s/ TERRENCE S. CASSIDY
Terrence S. Cassidy, President and Principal Accounting Officer