Form 10-K
period 2004-10-31
NWH INC
filed 2005-01-31
CIK 915016

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004

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

Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $8,555,000 as of January 27, 2005, based upon the last sales price per share of the Registrant’s Common Stock, as reported on the Nasdaq National Market on such date.  As of January 27, 2005, 2,924,631 shares of Common Stock, $.01 par value, of the Registrant were outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference to the proxy statement for the annual meeting of stockholders of the registrant to be filed on or before February 28, 2005.

NWH, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2004

PART I

ITEM 1.                                       BUSINESS

The Company

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

The Company was organized in Delaware on August 31, 1993.  The Company’s executive offices are located at 156 West 56th Street, Suite 2001, New York, New York 10019, telephone: (212) 582-1212.

Electronic Network Systems, Inc.

General

NWH manages ENS and owns 94% of ENS’ outstanding stock.

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

Over 42,000 providers are connected to ENS’ e-commerce and Internet services and, through payer arrangements, ENS also currently conducts daily paper to e-commerce claim conversion for another 185,000 healthcare providers.  As of January 20, 2005, ENS was connected to over 1,200 payers, including commercial healthcare plans, managed care organizations, Blue Cross/Blue Shield plans, Medicare, Medicaid and CHAMPUS.

Strategies

ENS’ primary strategy is to provide solutions and services in healthcare transaction processing that eliminate paper and manual processes and to enable real-time analysis of the transactions, thereby increasing the speed and efficiency of communications between healthcare payers and providers.  These service offerings must be updated continually to enable existing clients to meet changing legislative compliance requirements, as well as matching competitive offerings.  To enable efficient handling of payers’ claims, ENS focuses on converting the provider’s claims to an electronic format at the earliest stage and consequently markets directly to providers.  Early and accurate conversion of paper transactions to an electronic format at the providers’ site saves administrative dollars for both the payers and providers.  Early conversion to electronic format also enables provider e-commerce connectivity, processing and “cleaning” of claims for auto-adjudication by the payers, and facilitates the payers’ compliance with regulatory electronic transaction requirements, for instance, under HIPAA.

Federal and state regulatory actions have contributed to the growth in the need for payer service organizations, with some HIPAA regulations having gone into effect in 2003 and 2004 and new standards and regulations going into effect in 2005.  ENS is continually developing its service offerings to meet these regulatory needs.

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

(b)                                     providing “accurate transactions,” going beyond ENS’ historical “clean claim” services as definitions of what is accurate are redefined by clients, primarily the payers;

(c)                                      providing an information exchange hub enabling any payer to communicate with any provider to exchange any required information through marketing ENS’ Health-e Network® (see ENS Services below). ENS will continue to enhance information reporting capabilities with additional specialties such as DME (durable medical equipment), dental, and pharmacy information, and increasing integration with physician management software vendors; and

(d)                                     co-marketing its web based services with payers and vendors in order to reach a much wider audience of providers.

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

ENS has focused on developing HIPAA compliance testing and payer implementations that satisfy not only the HIPAA regulations that went into effect in 2003 and 2004 but also the new standards and regulations which will take effect in 2005.   Because its services meet HIPAA standards, ENS has contracts with 18 of the top 20 national payers and is currently in discussions with the remaining two of the top 20 payers.

ENS has also focused on the stability of its system environment and began rolling out its new integrated provider solutions through its Software Developer’s Kit (SDK).  As a result, ENS’ provider site sales increased by 36.7% in fiscal 2004 as compared to the previous fiscal year.

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

As of January 20, 2005, in excess of 42,000 physicians were actively submitting electronic healthcare transactions via Health-e Network® suite of services with over an additional 430 contracted provider sites scheduled to be installed in 2005.

Advisory Board.

The Company has assembled an Advisory Board consisting of executives with knowledge of the medical data processing industry and general business trends in order to help the Company and ENS anticipate industry trends and develop strategies to meet the challenges of ENS’ business.   They will be compensated out of the incentive bonus program described later in this section.

Industry

Although ENS faces competition from other industry players, none provide our complete-cycle proven solution that addresses all provider claim activity while enabling HIPAA required transactions, combined with a proven strategy of connecting providers and enabling them to do business electronically with healthcare payers. Additionally, within today’s healthcare environment, very few competitors are focused on an all-payer electronic solution for providers.

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

Growing interest in electronic healthcare administrative and financial transactions has resulted from the anticipated lower costs of adopting and utilizing the Internet. The healthcare industry’s continuing reliance on paper and manual processing is costly and inefficient, a status making it a prime target for many of the latest workflow technologies. The promise of the Internet has been met with a flurry of companies offering all levels of new Internet—based services to the healthcare industry. Although technically the efficiencies are clearly available, healthcare as an industry moves slowly and adoption and integration of these offerings into daily practice has so far been at a very low level.

The Administration Simplification Act, Section F of HIPAA, requires the adoption of eight standard financial and administrative formats to enable health information to be exchanged electronically, thus improving the efficiency and effectiveness of the health care system.  HIPAA-AS should accelerate the number of electronic claims, and related transactions, such as eligibility, enrollments and disenrollments, etc.  As payers must develop the capacity to accept or send HIPAA-AS mandated transaction sets, payers can look to third parties such as ENS’ Health-e Network® to accept, send, host, and process transaction information on their behalf.  In addition, ENS management believes that the combination of HIPAA, NCQA, and other healthcare lobbying groups should drive the growth of batch (medical) claims, real-time transactions, and claims outsourcing processes.

Competition

The healthcare industry continues to suffer from outdated paper and manual processing. Although technically the efficiencies from use of the internet and other e-commerce tools are clearly available, healthcare remains today less technically sophisticated for most of its transaction processing.  Many competitors, such as WedMD, ProxyMed and others, offer all levels of new Internet-based services to the healthcare industry. To date, adoption and integration into daily practice of these offerings has been at a very low level.  ENS expects increasing levels of e-commerce application adoption by the healthcare industry’s primary participants over the next three to five years.  ENS competes against traditional claims clearinghouses, such as WebMD, McKesson/HBOC, Per-Se Technologies, ProxyMed, and others. ENS has in the past competed with legacy practice management systems vendors offering a claims processing component.  However, in the past year, ENS began partnering with many new vendors by offering back-end processing, integrated and co-brandable solutions.

Factors influencing competition in the healthcare market include (i) compatibility with the provider’s software and inclusion in practice management products and (ii) relationships with third-party payers, including managed care organizations. ENS believes that the most significant factors in developing and maintaining relationships with its customers are the breadth, price and quality of ENS’ services, provider level support and ENS’ ability to address its customers’ current needs effectively while facilitating the transition to high levels of utilization of Internet and HIPAA supported transaction standards applications.  We continue to establish a predictable recurring revenue stream by entering into multi-year agreements.

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

Customers

Our principal customers consist of healthcare providers, such as physicians, hospitals, clinics and billing services, and third-party payers, such as indemnity insurers, managed care organizations, preferred provider organizations, claims submitters and state/federal governmental agencies.  In addition, ENS markets its services indirectly to providers and payers through third party administrators, aggregators, consultants and accountants.  Benesight and its affiliates Harrington Benefits and Fiserv accounted for an aggregate of 39% of total revenues during fiscal 2003 and 42% of total revenues during fiscal 2004.  One former significant customer— Lifeguard— was conserved under receivership by the California State Department of Managed Health Care Operations (DMCO) during fiscal 2002 and ordered to wind down its membership business by December 31, 2002, thereafter ceasing to be a significant customer. As a result, Benesight in combination with its sister organization, Harrington, has accounted for a higher percentage of our revenues in fiscal 2003 and fiscal 2004.  During fiscal 2003, ENS entered into multi-year agreements with Pacificare Health Systems and Aetna, two of the largest national consumer health organizations.

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

Our communications network consists of redundant connections to the Internet as well as private, direct connections to payers ranging from DSO’s to full T-1’s. The communications network also includes expansive facilities for analog transfer of data to and from providers.  The entire network is designed to facilitate secure, electronic, real-time communications among payers, providers and other users, of critical and sensitive healthcare information.

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

During the past several years, the United States of America’s healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates.  Certain proposals to reform the U.S. healthcare system are periodically considered by Congress and certain state legislatures.  These programs may contain proposals to increase governmental involvement in healthcare or otherwise change the operating environment for our current and potential customers.  Healthcare organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for our services.  On the other hand, changes in the regulatory environment have increased and may continue to increase the needs of healthcare organizations for cost-effective information management and thereby enhance the marketability of our services.

We cannot predict with any certainty what impact, if any, such proposals or reforms might have on ENS’ business, results of operations and financial condition.  In addition, many providers are consolidating to create integrated healthcare delivery systems with greater regional market power.  As a result, these emerging systems could have greater bargaining power, which may lead to price erosion of our services.  The failure of ENS to maintain adequate price levels would have a materially adverse effect on our business, financial condition and results of operations.  Other legislative or market-driven reforms could have unpredictable effects on our business, financial condition and results of operations.

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

Facilities

ENS’ executive and corporate offices are located in Colorado Springs, Colorado in approximately 20,000 square feet of office space under a lease that expires June 14, 2006. ENS has a processing center in Pueblo, Colorado that occupies approximately 11,000 square feet.  We believe that our facilities are adequate for our current operations.

Employees

As of January 20, 2005, ENS had 212 employees, including 107 salaried and 105 hourly employees (including temporary employees).  None of these employees is represented by a union or other collective bargaining group.  ENS believes its relationship with its employees is good.

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

TLC Productions

In April 2001, we closed the operations of our subsidiary TLC Productions, Inc. (“TLC”), a teleport and uplink facility located in North Miami, Florida, that provided satellite uplink services to clients who then are able to rebroadcast signals to video programming distributors.

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

Anagram International Communications Ltd.

Anagram International Communications Ltd. (“Anagram”) was organized in 1995 to engage in, among other things, the business of acquiring television programming for distribution in the United States and abroad.  The Company invested an aggregate of $636,875 in Anagram.  Anagram wound down most of its business in 2000 and is currently inactive.

Other Events

On January 23, 2002, we changed the Company’s name from National Wireless Holdings Inc. to NWH, Inc., reflecting its expansion as a holding company into healthcare e-commerce and its interest in acquisitions in other areas.

Our board of directors authorized the repurchase of up to 20% of our common shares because we believe, under current market conditions, that repurchase is a favorable investment.  The repurchased shares will also be available for sale upon exercise of outstanding options.  In fiscal 2001, we purchased an aggregate of 16,500 shares for an aggregate of $192,995.  In fiscal 2002, we repurchased an aggregate of 371,900 shares for an aggregate cost of $4,529,075.  In fiscal 2003 we repurchased an aggregate of 29,200 shares for an aggregate cost of $369,564. We did not repurchase any additional shares during fiscal 2004 or during the period November 30, 2004 to January 31, 2005.

Special Note Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects and capital requirements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: the limited nature of the Company’s operations and the risk of the Company’s failure to acquire additional businesses; the uncertain acceptance of Health-e Network®; competition; existing government regulations and changes in, or the failure to comply with, government regulations; the ability of the Company to sustain, manage or forecast its growth; dependence on significant customers and the potential loss thereof; the ability to attract and retain qualified personnel; risk of technological obsolescence, and other factors referenced in this Annual Report on Form 10-K.  Certain of these factors are discussed in more detail elsewhere in this Annual Report on Form 10-K, including, without limitation, under the captions “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and Exhibit 99.1 hereto.  Given these uncertainties, undue reliance should not be placed on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

ITEM 2.                                       PROPERTIES

The Company generally leases the real estate where its business and offices are located.  The Company leases office space for its offices in New York pursuant to a lease expiring January 31, 2007, at a rate per month of $14,917 plus escalation charges.  ENS leases approximately 20,000 square feet of office space in Colorado Springs, Colorado under a lease that expires June 14, 2006.  ENS also maintains an office in Pueblo, CO.  The Company’s total lease expense for the year ended October 31, 2004 was approximately $637,000 (net of $36,000 of rental income) as compared to approximately $628,000 (net of $36,000 of rental income) for the year ended October 31, 2003.  The Company believes its properties are adequate for its current needs.

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

ITEM 4.                                       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Part II, Item 4 of the Company’s Form 10-Q for the fiscal quarter ended April 30, 2004 is incorporated by reference.

PART II

ITEM 5.                                       MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock, $.01 par value, is traded on the Nasdaq National Market (“Nasdaq”) under the symbol “NWIR”.  The following table sets forth the range of high and low sale price information for the Common Stock for each full fiscal quarterly period for the last two years as reported by Nasdaq.

	2004		2003
Quarter	High	Low	High	Low

First	22.15	19.07	15.37	11.80
Second	20.42	18.95	16.99	14.70
Third	19.50	17.00	19.00	15.53
Fourth	17.68	16.22	19.62	18.16

As of January 27, 2005, there were approximately 1,000 beneficial holders of Common Stock.

In June 2003, the Company announced a policy of paying regular quarterly dividends of $.30 per share.  In February, May, August and November 2004, the Company paid the $.30 regular dividend and a special dividend of $.20 per share.  In November 2004, the Company declared its $.30 regular dividend and a $.20 special dividend, payable in February 2005, and expects to continue paying cash dividends on the Common Stock in the foreseeable future.  The payment of cash dividends on shares of Common Stock will be within the discretion of the Company’s Board of Directors and will depend upon the earnings of the Company, the Company’s capital requirements and other financial factors which are considered relevant by the Company’s Board of Directors.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance equity compensation (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	205,769	$ 16.01	75,000

Equity Compensation Plans Not Approved by Security Holders	0	N/A	N/A

ITEM 6.                                       SELECTED FINANCIAL DATA

The selected historical financial data for the Company presented below under the captions “Operating Data” and “Balance Sheet Data” as of October 31, 2000, 2001, 2002, 2003 and 2004, and for the years ended October 31, 2000, 2001, 2002, 2003 and 2004 are derived from the Company’s consolidated financial statements.  The selected financial data should be read in conjunction with “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

	Year Ended October 31, 2004	Year Ended October 31, 2003	Year Ended October 31, 2002	Year Ended October 31, 2001	Year Ended October 31, 2000
Operating Data:
Services Revenue	$17,462,554	$13,396,673	$11,930,646	$12,183,824	$9,031,402
Loss from operations	482,837	996,583	581,217	3,720,613	4,314,026
Other Income (Loss) (1)	1,663,499	2,112,612	6,066,925	10,785,052	6,147,638
Net Income (Loss) (2)	800,662	440,029	4,185,708	2,152,439	1,782,612
Net Income (Loss) per common share- Basic (3)	0.27	0.15	1.35	0.65	0.53
Weighted average number of common Shares outstanding-Basic (3)	2,924,631	2,921,830	3,094,724	3,333,000	3,333,000

Balance Sheet Data:
Cash and cash equivalents	$12,137,155	$29,309,192	$31,498,217	$19,231,683	$11,520,876
Marketable securities	14,926,737	9,777,901	13,954,738	34,794,641	51,476,079
Total assets	38,294,607	49,876,573	56,266,369	64,019,330	72,549,284
Long-term obligations	832,792	980,231	675,431	838,662	620,658
Total liabilities	4,829,709	10,523,443	13,885,244	17,099,510	25,262,484
Total stockholders’ equity	33,464,898	39,353,130	42,381,125	46,919,820	47,286,800
Cash dividends declared per Common share	$2.00	$1.00	0	0	0

(1)          Includes Gain (Loss) on Securities transactions, net, interest income, dividend income, interest expense and other income.

(2)          During the fiscal year ended October 31, 2001, the Company adopted the provisions of SFAS 133 (Accounting for Derivative Instruments and Hedging Activities).  See Note 2 to Consolidated Financial Statements.

(3)          See Notes 2 and 13 to Consolidated Financial Statements

ITEM 7.                                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects and capital requirements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors as described in Exhibit 99 to this Annual Report on Form 10-K that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. See “Business—Special Note Regarding Forward-Looking Statements”.

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

We evaluate our estimates on an ongoing basis, including those related to revenue recognition, short-term and long-term investments, deferred tax assets, income taxes, collectibility of customer receivables, long-lived assets including impairment of goodwill, certain accrued expenses, and contingencies and litigation.

We believe the following reflect our critical accounting policies and our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue — Our revenue recognition policies for ENS are as follows:

Service revenue and revenue associated with electronic transactions to and from providers and payers is recognized as earned in the period the services are provided.  Installation revenue and the related costs are deferred when received or incurred and recognized over a twelve (12) month period corresponding with the term of the service contract.  Development fees and the related costs are deferred when received and recognized over the period corresponding with a term of the related contract (one to seven years).

Long-Lived Assets — The Company applies the provisions of Statement of Financials Accounting Standards (“SFAS”) No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long Lived Assets for Asset Impairments.  This statement provides guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to he measured and presented. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future new cash flows expected to be generated by the asset.  If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets.

Our long-lived assets consist of property and equipment, goodwill and internally developed software costs. Goodwill arises from the acquisitions we have made.   Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually. We compared the EBITDA multiples represented by the market capitalizations of similar public companies to determine the fair value of goodwill. The Company periodically assesses the carrying value of goodwill.  There was no impairment of goodwill noted as a result of our impairment testing in 2004 or 2003.

Internally Developed Software — The Company capitalizes purchased software which is ready for service and development costs for software incurred from the time the preliminary project stage is completed until the software is ready for use.  The Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project state is completed and the Company management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended.  Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and (3) interest costs incurred, when material, while developing internal-use software.  Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

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

Marketable Securities—The Company’s investments in a United States Treasury bill are valued at amortized cost which is adjusted for amortization from the date of purchase to maturity.  The value of BellSouth common stock is measured at fair value on the balance sheet.  Investment income or loss including realized gains and losses on investments, interest and dividends is included in the Statement of Income.  Unrealized gains and losses for the BellSouth common stock are recorded, net of tax, as a separate component of stockholders’ equity.

Call Options—The Company’s written call options are measured at fair value on the balance sheet with unrealized gains and losses recognized in the statement of income.

1)              RESULTS OF OPERATIONS

The following sets forth results of operations for the Company.  See below for a more detailed discussion of ENS results of operations.

Fiscal year ended October 31, 2004 as compared to fiscal year ended October 31, 2003:

Services Revenue:

Services revenue increased from $13,396,673 for the fiscal year ended October 31, 2003 to $17,462,554 for the fiscal year ended October 31, 2004, primarily reflecting ENS’ increased sales.

Cost of Services:

Cost of services increased from $6,889,251 for the fiscal year ended October 31, 2003 to $9,051,276 for the fiscal year ended October 31, 2004, reflecting costs related to increased sales at ENS and related increased amortization of capitalized software for revenue producing projects of ENS.  See below for a discussion of ENS results of operations.

Professional Fees:

Professional fees increased from $827,682 in the fiscal year ended October 31, 2003 to $933,630 in the fiscal year ended October 31, 2004 as a result of higher levels of transaction activity and higher compliance and governance expenses related to the Sarbanes Oxley Act of 2002.  The professional fees relating to the Company, independent of ENS’ business, decreased from $721,332 in the fiscal year ended October 31, 2003 to $699,880 in the fiscal year ended October 31, 2004, reflecting lower levels of transaction activity.

General and Administrative:

General and administrative expense increased from $6,360,109 in the fiscal year ended October 31, 2003 to $7,650,727 in the fiscal year ended October 31, 2004, reflecting business growth at ENS and increased marketing costs on the provider and payer side of ENS’ business.  The general and administrative expense relating to operations of the Company, independent of ENS’ business, decreased from $1,433,627 in the fiscal year ended October 31, 2003 to $1,398,536 in the fiscal year ended October 31, 2004.

Depreciation and Amortization:

Depreciation and amortization decreased slightly from $316,214 in the fiscal year ended October 31, 2003 to $309,758 in the fiscal year ended October 31, 2004, primarily due to fully depreciated assets being replaced with assets for less cost.

Loss from Operations:

As a result of the foregoing events, loss from operations decreased from ($996,583) for the fiscal year ended October 31, 2003 to ($482,837) for the fiscal year ended October 31, 2004.

Gain on Securities Transactions, net:

Gain on securities transactions, net, increased from a gain of $1,002,793 for the fiscal year ended October 31, 2003 to a gain of $1,250,303 for the fiscal year ended October 31, 2004, representing the net results of written call option and short sale liabilities and settlements and realized gains from the sale of BellSouth common stock.  Under Financial Accounting Standards Board Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities,” unrealized gains and losses related to written call options and short sales are recorded in the Statement of Income.  Further, unrealized gains and losses on BellSouth common stock, are recorded through Other Comprehensive (Loss) Income and are only recorded in the Statement of Income when realized upon ultimate sale. The realized and unrealized gain on derivative transactions decreased from $583,687 for the fiscal year ended October 31, 2003 to a loss of $228,897 for the fiscal year ended October 31, 2004.  All of the Company’s remaining BellSouth common stock was sold in the fiscal year ended October 31, 2004.  The unrealized gain on BellSouth common stock, reflected in Other Comprehensive Income, net of income taxes, for the fiscal year ended October 31, 2003 was $39,246 as compared to an unrealized gain of $136,640 for the fiscal year ended October 31, 2004.

Interest and Dividend Income:

Interest income decreased from $324,696 for the fiscal year ended October 31, 2003 to $318,085 for the fiscal year ended October 31, 2004, primarily due to reduced cash investments, payment of dividends and changes in cash levels relating to written call option and short positions on BellSouth common stock. Dividend income decreased from $412,329 in the fiscal year ended October 31, 2003 to $156,971 in the fiscal year ended October 31, 2004, due to the sale of the BellSouth common stock.

Interest Expense:

Interest expense increased from $48,459 in the fiscal year ended October 31, 2003 to $61,860 in the fiscal year ended October 31, 2004 ($50,206 of which was incurred by ENS), primarily due to state tax adjustments of NWH and higher interest rates despite a small decrease in the average amount of debt outstanding at ENS during the period.  Capital lease obligations increased during the period but were offset by a decrease in other debt.

Income Before Provision for Income Taxes:

We realized income before provision for income taxes of $1,116,029  for the fiscal year ended October 31, 2003, as compared to income before provision for income taxes of $1,180,662 for the fiscal year ended October 31, 2004, primarily as a result of the decrease in the (Loss) from Operations and the increased gains on securities transactions, net, and despite the decreased dividend and interest income, as described above.

Provision for Income Taxes:

Provision for income taxes was $676,000 for the fiscal year ended October 31, 2003, as compared to a provision for income taxes of $380,000 for the fiscal year ended October 31, 2004.

Net Income:

Net income increased from $440,029 for the fiscal year ended October 31, 2003 to $800,662 for the fiscal year ended October 31, 2004, as a result of the foregoing events.

2003 as compared to 2002:

Services Revenue:

Services revenue increased from $11,930,646 for the fiscal year ended October 31, 2002 to $13,396,673 for the fiscal year ended October 31, 2003, primarily reflecting ENS’ increased sales.

Cost of Services:

Cost of services increased from $5,600,431 for the fiscal year ended October 31, 2002 to $6,889,251 for the fiscal year ended October 31, 2003 as a result of higher costs related to increased sales at ENS and higher levels of amortization relating to research and development costs and computer software maintenance costs of ENS.  Cost of sales increased at a greater percentage than related sales due to contract implementation costs of ENS.

Professional Fees:

Professional fees increased from $693,110 in the fiscal year ended October 31, 2002 to $827,682 in the fiscal year ended October 31, 2003 as a result of higher levels of transaction activity and greater attention to compliance reviews and corporate matters related to the Sarbanes Oxley Act of 2002.  The professional fees relating to the Company, independent of ENS’ business, increased from $598,660 in the fiscal year ended October 31, 2002 to $699,880 in the fiscal year ended October 31, 2003, reflecting higher levels of transaction activity.

General and Administrative:

General and administrative expense increased from $5,875,099 in the fiscal year ended October 31, 2002 to $6,360,109 in the fiscal year ended October 31, 2003, reflecting increased marketing costs on the provider and payer side of ENS’ business.  The general and administrative expense relating to operations of the Company, independent of ENS’ business, increased from $1,250,126 in the fiscal year ended October 31, 2002 to $1,433,627 in the fiscal year ended October 31, 2003.

Depreciation and Amortization:

Depreciation and amortization decreased from $343,223 in the fiscal year ended October 31, 2002 to $316,214 in the fiscal year ended October 31, 2003, primarily due to fully depreciated assets being replaced with assets for less cost.

Loss from Operations:

As a result of the foregoing events, loss from operations increased from ($581,217) for the fiscal year ended October 31, 2002 to ($996,583) for the fiscal year ended October 31, 2003.

Gain on Securities Transactions, net:

Gain on securities transactions, net, decreased from gain of $5,322,634 for the fiscal year ended October 31, 2002 to gain of $1,002,793 for the fiscal year ended October 31, 2003, representing the net results of written call option and short sale liabilities and settlements and realized gains from the sale of BellSouth common stock.  Under Financial Accounting Standards Board Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities,” unrealized gains and losses related to written call options and short sales are recorded in the Statement of Operations.  Further, unrealized gains and losses on BellSouth common stock, are recorded through Other Comprehensive Income (Loss) and are only recorded in the Statement of Operations when realized upon ultimate sale. The realized and unrealized gain on derivative transactions decreased from $4,757,675 for the fiscal year ended October 31, 2002 to a gain of 583,687 for the fiscal year ended October 31, 2003.  The unrealized loss on BellSouth common stock, reflected in Other Comprehensive Income (Loss), net of income taxes, for the fiscal year ended October 31, 2002 was ($3,909,775) as compared to an unrealized gain of $39,246 for the fiscal year ended October 31, 2003.

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

Income Before Provision for Income Taxes:

We realized income before provision for income taxes of $5,485,708 for the fiscal year ended October 31, 2002, as compared to income before provision for income taxes of $1,116,029 for the fiscal year ended October 31, 2003, primarily as a result of the increase in the (Loss) from Operations and the lower gains on options and short positions and sales and decreased interest income, as described above.

Provision for Income Taxes:

Provision for income taxes was $1,300,000 for the fiscal year ended October 31, 2002, as compared to a provision for income taxes of $676,000 for the fiscal year ended October 31, 2003.

Net Income:

Net income decreased from $4,185,708 for the fiscal year ended October 31, 2002 to $440,029 for the fiscal year ended October 31, 2003 as a result of the foregoing events.

ENS—Results of Operations:

See Note 17 to the Consolidated Financial Statements for segment information concerning ENS.

ENS - fiscal year ended September 30, 2004 as compared to fiscal year ended September 30, 2003:

Services Revenue:

Services revenue increased from $13,396,673 for the fiscal year ended September 30, 2003 to $17,462,554 for the fiscal year ended September 30, 2004 (or approximately 30.3%), primarily reflecting growth in sales to new and existing providers and related payer income, revenues from new customers, and the completion of the implementation of two significant additions to an existing multi-service contract in the quarter ended September 30, 2003.   ENS has increased its number of direct provider connections by 36.7% and increased its number of direct e-commerce connections with payers from September 30, 2003 to September 30, 2004.

Cost of Services:

Cost of services increased from $6,889,251 in the fiscal year ended September 30, 2003 to $9,051,273 in the fiscal year ended September 30, 2004 (or approximately 31.4%), as a result of additional costs associated with increased use of outsourcing to process claims, increased EDI and significant additions to an existing multi-service contract.  Included in cost of services for the fiscal year ended September 30, 2003 and September 30, 2004 is amortization of research and development costs, computer software maintenance costs and proprietary software related to specific customers, and depreciation of furniture and equipment, of $926,370 and $1,276,141 respectively.

General and Administrative:

General and administrative expense increased from $3,723,383 in the fiscal year ended September 30, 2003 to $4,432,715 in the fiscal year ended September 30, 2004 (or approximately 19.1%) as a result of business growth and implementations combined with cost containment measures.  This amount excludes selling and advertising in the amount of $1,309,449 and $2,053,229 and includes professional fees (accounting expenses and legal expenses) of $106,350 and $233,750 as of September 30, 2003 and 2004, respectively.  Selling and advertising increased 56.8% due to the increased use of vendors with whom we have revenue sharing arrangements related to provider revenues.  Professional fees increased 119.8% as a result of mediation proceedings and increases in accounting fees.

Depreciation and Amortization:

Depreciation and amortization decreased from $313,191 in the fiscal year ended September 30, 2003 to $308,323 in the fiscal year ended September 30, 2004 (or approximately 1.6%), primarily due to assets which became fully depreciated in the current year being replaced with assets with a lower depreciable base, primarily computer equipment.

Income from Operations:

As a result of the foregoing, income from operations increased from $1,161,399 for the fiscal year ended September 30, 2003 to $1,617,014 for the fiscal year ended September 30, 2004.

Interest Expense:

Interest expense, exclusive of interest payable to NWH, increased from $48,459 in the fiscal year ended September 30, 2003 to $50,206 in the fiscal year ended September 30, 2004 (or approximately 3.6%), primarily due to an increase in the average outstanding liability balances associated with capital leases of ENS during the period.  For the fiscal year ended September 30, 2004, $322,886 of interest expense was recognized by ENS as payable to NWH and was eliminated in consolidation.

EBITDA:

EBITDA increased from $2,400,960 for the fiscal year ended September 30, 2003 to $3,201,478 for the fiscal year ended September 30, 2004 primarily as a result of the rise in services revenue and overall gain from operations, as discussed above.  We provide EBITDA (earnings before interest, taxes, depreciation and amortization) information as a guide to the operating performance of ENS.  EBITDA, which is not a term recognized under generally accepted accounting principles, is calculated as the income from operations plus depreciation and amortization. Included in depreciation and amortization for the purpose of calculating EBITDA is depreciation of equipment and amortization of software costs, which is included in cost of services.  EBITDA as calculated by the Company may not be comparable to calculations of similarly titled items reported by other companies.

ENS - fiscal year ended September 30, 2003 as compared to fiscal year ended September 30, 2002:

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

Cost of Services:

Cost of services increased from $5,600,431 in the fiscal year ended September 30, 2002 to $6,889,251 in the fiscal year ended September 30, 2003 (or approximately 23.0%), as a result of increased business levels of ENS and the continuing implementations of two significant additions to an existing multi-service contract.  Included in cost of services for the fiscal year ended September 30, 2002 and September 30, 2003 is amortization of research and development costs, computer software maintenance costs and proprietary software related to specific customers and depreciation of equipment of $819,156 and $926,370 respectively.

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

Interest Expense:

Interest expense, exclusive of interest payable to NWH, decreased from $97,813 in the fiscal year ended September 30, 2002 to $48,459 in the fiscal year ended September 30, 2003 (or approximately 50.5%), primarily due to a decrease in the average capital lease balances at ENS during the period.  For the fiscal year ended September 30, 2003, $316,647 of interest expense was payable by ENS to NWH and was eliminated in consolidation.

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

Use of Non-GAAP Financial Measures:

Certain disclosures in this document include “non-GAAP Generally Accepted Accounting Principles) financial measures.”  A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the Consolidated Statements of Income, Balance Sheets or Statements of Cash Flows of the Company.  As required by the SEC’s recently issued Regulation G, a reconciliation of EBITDA (earnings before interest, taxes, depreciation and amortization) with the most directly comparable GAAP measure follows:

EBITDA:

We define EBITDA as earnings from operations before extraordinary items, before net interest and related expenses (primarily amortization of debt issuance costs), income taxes, depreciation and amortization.  We believe that the most directly comparable GAAP financial measure to EBITDA is income from operations.  In the discussion of ENS’ EBITDA above, the difference between EBITDA and ENS’ income from operations (which does not include provision for taxes) for the fiscal year ended September 30, 2004 ($3,201,478 and $1,617,014, respectively) consisted primarily of $1,276,141 of amortization of software costs and depreciation of equipment included in costs of services and $308,323 of depreciation and amortization.

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

2)                                      LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2004, we had approximately $27.06 million in cash and marketable securities, as well as our interest in ENS.  Our assets have been used for, and are currently reserved to fund development of our healthcare e-commerce business and development and acquisition of new technologies and businesses in other areas.  Such amount, with earnings thereon including proceeds from sale of BellSouth common stock and related derivatives, is expected to be sufficient to implement this business plan through October 2005, or for a shorter period if we determine to invest a substantial portion of our assets in major acquisitions, equity investments or stock repurchases.  We actively seek to acquire or invest in healthcare e-commerce and other businesses in telecommunications, media or in unrelated areas.  We may also dispose of assets from time to time.  We have no specific arrangements with respect to any such acquisitions, dispositions or investments at the present time.  There can be no assurance that any such acquisitions, dispositions or investments will be made.

Our board of directors authorized the repurchase of up to 20% of our common stock because we believe, under current market conditions, the repurchase is a favorable investment.  The repurchased shares will also be available for issuance upon exercise of outstanding options.  As of October 31, 2004, we repurchased 417,600 shares for an aggregate cost of $5,091,634.  These shares were purchased during the fiscal years ended October 31, 2001, 2002 and 2003.

During the fiscal year ended October 31, 2004, we settled our option liabilities on BellSouth common stock, sold our remaining holdings of BellSouth common stock and invested cash in U.S. government treasury bills.

In each of the four quarters of fiscal year 2004 and the last two quarters of fiscal year 2003, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share plus a special dividend of $0.20 per share, with each such dividend being paid in cash to all holders of record as of the close of business on a specific date.  On November 8, 2004, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, will be payable in cash on February 4, 2005, to holders of record at the close of business on January 28, 2005.  The Company reviews its dividend policy on a quarterly basis.

Interest receivable by the Company from ENS was $27,344 at October 31, 2004, while $1,258,985 of previously accrued interest has been converted to principal and is due December 31, 2005, for a total outstanding loan to the Company of $6,466,329, including accrued interest.   The outstanding balance under this loan agreement including interest has been eliminated from the consolidated Financial Statements.  On December 3, 2004, $500,000 of the amount owed by ENS to the Company under the loan was paid following the conclusion of fiscal year 2004.  During fiscal year 2004, the Company spent $1,172,085 on fixed assets, including $764,293 for internally developed software and $407,742 for computer and office equipment required for increased claims processing, new payer contracts and other business growth.

Operating overhead costs of ENS have increased at a slower rate than revenue as a result of cost cutting measures and production efficiencies gained. We anticipate increased revenues in the near future.  The combination of these factors going forward will improve overall profitability, allowing ENS to sustain itself on cash flows from its operations without further investment from NWH.

ENS - Liquidity and Capital Resources:

ENS’ historical losses were financed principally through equity investments by the Company and loans from the Company, and these loans totalled $6,438,985 through September 30, 2004 (including previously accrued interest of $1,258,985 that had been converted to principal and excluding $27,344 of interest for the period October 1 to October 31, 2004 referred to above).  On December 3, 2004 and January 17, 2005, $500,000 and $200,000, respectively, of the amount owed by ENS to the Company under these loans was paid following the conclusion of fiscal year 2004.  ENS plans additional investment in its technology enhancements, including further development and implementation of XpediteTM, its full contact management operating system; its Internet claims processing system; hosting of new HIPAA transactions;  ECT, an Internet based full claims tracking system; additional payer connectivity; and enhancements to broaden the transactions processing infrastructure.

Although we believe that ENS may need to obtain additional financing to accelerate its strategic business plan based upon existing contracts with physicians, other providers, payers and management companies and current expense levels, management expects ENS to continue profitable operations, established in the third quarter of fiscal 2001, through fiscal 2005.

3)                                      INFLATION

In the opinion of management, inflation has not had a material effect on the operations of the Company.

4)                                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December, 2004, the FASB issued FASB statement No. 123R, “Share-Based Payment” (FAS 123R), a revision of FASB statement No. 123, “Accounting for Stock-Based Compensation” which addresses financial accounting and reporting for costs accounted with stock-based compensation.  FAS 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  FAS 123R requires the Company to adopt the new accounting provisions beginning in our fourth quarter of 2005.  Under the Modified Prospective Method, we do not anticipate recording any compensation expense at time of adoption since all options granted were fully vested.

In March 2004, the EITF reached consensus on Issue 03-01 (EITF 03-01), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired.  The accounting guidance of EITF 03-01 is effective for fiscal years beginning after June 15, 2004m, while the disclosure requirements are effective for fiscal years ending after June 15, 2004.  The company does not believe that the adoption of EITF 03-01 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

In December 2003, the Staff of the Securities of Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements.  SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple-element revenue arrangements and to rescind the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answer (“FAQ”) issued with SAB 101.  Selected portions of the FAQ have been incorporated in SAB 104.  The adoption of SAB 104 did not have a significant impact on the Company’s revenue recognition policies.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

5) TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	$11,494	$11,494	—	—	—
Operating Lease Obligations	$743,271	$393,011	$350,260	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$894,765	$404,505	$490,260	—	—

ITEM 7A                                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities, other than activities relating to ENS and potential acquisitions, is to preserve principal and maintain liquidity, while at the same time maximizing the yield we receive from our investment portfolio.

Changes in prevailing interest rates will cause the yield on our investments and the costs of shorts and options to fluctuate.  To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and marketable securities in commercial paper, non-government debt securities, money market funds, highly liquid U.S. Treasury notes and federal agency notes and other low risk investments.  We view these high grade securities within our portfolio as having similar market risk characteristics. The weighted-average interest rate of the portfolio was .9% at October 31, 2004.

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

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.                                           CONTROLS AND PROCEDURES

As of October 31, 2004, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management.  Based on that evaluation, management has concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them as of October 31, 2004.  There have been no changes in the Company’s internal control over financial reporting during the fiscal year ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.                                               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the directors of the Company will be set forth in the section entitled “Election of Directors” in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held in April, 2005, which section is incorporated herein by reference.  Information concerning the officers of the Company will be set forth in the section entitled “Executive Officers of the Company” in the Proxy statement for the Annual Meeting of Stockholders to be filed by February 28, 2005.  Information concerning compliance with Section 16(a) of the Exchange Act will be set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be filed by February 28, 2005, which section is incorporated by reference.  The information concerning the Code of Ethics of the Company will be set forth in the section entitled “Code of Ethics” in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be filed by February 28, 2005, which section is incorporated by reference.

ITEM 11.                                               EXECUTIVE COMPENSATION

Information for this item will be set forth in the section entitled “Executive Officers of the Company” in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be filed by February 28, 2005, which section is incorporated herein by reference.

ITEM 12.                                               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information for this item will be set forth in the section entitled “Security Ownership of Officers, Directors and 5% Owners” in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be filed by February 28, 2005, which section is incorporated herein by reference.

ITEM 13.                                               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information for this item will be set forth in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be filed by February 28, 2005, which section is incorporated herein by reference.

ITEM 14.                                               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information for this item will be set forth in the section entitled “Ratification of the Company’s Selection of its Auditors” in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be filed by February 28, 2005, which section is incorporated herein by reference.

PART IV

ITEM 15.                                               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)                                  The following documents are filed as part of this report:

1.                                       The financial statements:

The consolidated financial statements included in this item are indexed on page F - 1 “Index to Financial Statements”.

2.                                       Financial Statement schedules:

None

3.                                       Exhibit list.

The following exhibits were previously filed as indicated or are filed herewith.

3.1(a)(1)                                                     Certificate of Incorporation and By-laws of Company.

3.1(b)(5)                                                    Amendment to Certificate of Incorporation, dated June 10, 1997.

3.2(a)(3)                                                     Amendment, dated June 29, 1995, to the Company’s By-Laws.

3.1(b)(5)                                                    Amendment to Company’s By-laws, dated June 10, 1997.

3.1(c)(7)                                                     Amendment to Company’s By-laws, dated June 2, 2000.

3.1(d) (14)                                            Amendment to Company’s By-laws, dated March 31, 2003.

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

4(a)(7)                                                              Amendment to Rights Agreement, dated as of December 12, 1996.

4.1(2)                                                                   Specimen of Common Stock Certificate.

10.1(8)                                                             Restated and Amended Employment Agreement with Terrence S. Cassidy, dated June 26, 2000

10.40(5)                                                       Form of Director Indemnification Agreement.

10.42(5)                                                       1997 Equity Incentive Plan.

10.47                                                                       Loan Documentation relating to the ENS Credit Facility.

(a) Restated Loan Agreement(6).

(b) Note(6).

(c) Bridge Note(9).

(d) Additional Note(12).

(e) Amendment No 8(15).

10.48                                                                     2000 Non Employee Directors Stock Option Plan(11).

21                                                                                    Subsidiaries of the registrant(16).

31                                                                                    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(16).

32                                                                                    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(16).

99.1                                                                                         Factors That May Affect Future Results of Operation(16).

(b)                                                         Reports on Form 8-K: Not applicable.

___________________________

(1) - Filed with the initial filing of the Company’s Registration Statement on Form S-1, File No. 33-7914.

(2) - Filed with Amendment No. 3 to the Company’s Registration Statement.

(3) - Filed with Form 10-Q for the Quarter ended July 31, 1995.

(4) - Filed with Form 8-K dated February 26, 1997.

(7)- Filed with Form 10-Q for the Quarter ended April 30, 1997.

(5)- Filed with Form 10-Q for the Quarter ended July 31, 1997.

(6)- Filed with Form 10-Q for the Quarter ended April 30, 1999.

(7)- Filed with Form 10-Q for the Quarter ended April 30, 2000.

(8)- Filed with Form 10-Q for the Quarter ended July 31, 2000.

(9)- Filed with Form 10-K for the Year ended October 31, 2000

(10)-Filed with Form 10-K for the Year ended October 31, 2001.

(11)- Filed with Schedule 14A dated May 26, 2000.

(12)_ Filed with Form 10-Q for the Quarter ended January 31, 2001.

(13)_ Filed with Form 10-Q for the Quarter ended July 31, 2002.

(14)- Filed with Form 10-Q for the Quarter ended April 30, 2003.

(15)- Filed with Form 10-K for the Year ended October 31, 2003.

(16)_Filed herewith.

NWH, Inc.

Index

October 31, 2004 and 2003

Page(s)

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements

Consolidated Balance Sheets	F-3

Consolidated Statements of Income	F-4

Consolidated Statements of Comprehensive (Loss) Income	F-5

Consolidated Statements of Stockholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8–F-23

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of NWH, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of NWH, Inc. and its subsidiaries at October 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
January 26, 2005

NWH, Inc.

Consolidated Balance Sheets

October 31, 2004 and 2003

	2004	2003

Assets
Cash and cash equivalents	$12,137,155	$29,309,192
Marketable securities	14,926,737	9,777,901
Trade and other receivables, net of allowance of $40,000 as of October 31, 2004 and 2003, respectively	2,862,921	2,419,797
Prepaid expenses and other current assets	475,895	456,794
Total current assets	30,402,708	41,963,684
Property and equipment, net of accumulated depreciation and amortization of $3,054,359 and $2,865,039 as of October 31, 2004 and October 31, 2003, respectively	750,474	703,739
Internally developed software, net of accumulated amortization of $2,195,888 and $1,238,812, as of October 31, 2004 and October 31, 2003, respectively	2,313,785	2,489,215
Goodwill	3,762,187	3,762,187
Other assets	1,065,453	957,748
Total assets	$38,294,607	$49,876,573
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$2,376,072	$2,116,881
Call options written, at fair value	—	2,148,928
Current portion of long-term debt	11,494	71,078
Current income taxes	147,035	970,426
Deferred income taxes, net	—	2,773,583
Dividends payable	1,462,316	1,462,316
Total current liabilities	3,996,917	9,543,212
Notes payable	140,000	140,000
Long-term debt	—	15,022
Deferred income taxes, net	692,792	825,209
Total liabilities	4,829,709	10,523,443
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 20,000,000 shares authorized; 3,342,231 shares issued	33,422	33,422
Additional paid-in capital	23,195,991	23,195,991
Retained earnings	15,327,119	20,375,719
Accumulated other comprehensive income	—	839,632
Treasury stock, 417,600 shares at cost	(5,091,634)	(5,091,634)
Total stockholders’ equity	33,464,898	39,353,130
Total liabilities and stockholders’ equity	$38,294,607	$49,876,573

The accompanying notes are an integral part of these financial statements.

NWH, Inc.

Consolidated Statements of Income

October 31, 2004, 2003 and 2002

	2004	2003	2002

Service revenue	$17,462,554	$13,396,673	$11,930,646
Cost of services	9,051,276	6,889,251	5,600,431
Professional fees	933,630	827,682	693,110
General and administrative	7,650,727	6,360,109	5,875,099
Depreciation and amortization	309,758	316,214	343,223
Total expenses	17,945,391	14,393,256	12,511,863
Loss from operations	(482,837)	(996,583)	(581,217)
Other income (expense)
Gain on securities transactions, net	1,250,303	1,002,793	5,322,634
Dividend income	156,971	412,329	403,841
Interest income	318,085	324,696	438,263
Interest expense	(61,860)	(48,459)	(97,813)
Other income	—	421,253	—
	1,663,499	2,112,612	6,066,925
Income before provision for income taxes	1,180,662	1,116,029	5,485,708
Provision for income taxes	380,000	676,000	1,300,000
Net income	$800,662	$440,029	$4,185,708
Net income per common share
Basic	$0.27	$0.15	$1.35
Diluted	$0.27	$0.15	$1.35
Weighted average number of common shares outstanding:
Basic	2,924,631	2,921,830	3,094,724
Diluted	2,955,312	2,938,396	3,094,724

The accompanying notes are an integral part of these financial statements.

NWH, Inc.

Consolidated Statements of Comprehensive (Loss) Income

October 31, 2004 and 2003

	2004	2003	2002
Net income	$800,662	$440,029	$4,185,708
Other comprehensive loss, net of tax:
Net unrealized holding gain (loss) on marketable securities arising during the year, net of income taxes (benefit) of $72,938, $20,217, and $(2,146,240), respectively	136,640	39,246	(3,909,775)
Reclassification adjustment for losses recognized in net income, net of income tax benefit of $(502,928), $(190,227), and ($153,760), respectively	(976,272)	(337,286)	(285,553)
Other comprehensive loss	(839,632)	(298,040)	(4,195,328)
Comprehensive (loss) income	$(38,970)	$141,989	$(9,620)

The accompanying notes are an integral part of these financial statements.

NWH, Inc.

Consolidated Statements of Stockholders’ Equity

Year Ended October 31, 2004, 2003 and 2002

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance, October 31, 2001	$33,330	$23,071,872	$18,674,613	$5,333,000	$(192,995)	$46,919,820
Net income	—	—	4,185,708	—	—	4,185,708
Treasury stock, at cost	—	—	—	—	(4,529,075)	(4,529,075)
Unrealized loss on marketable securities, net	—	—	—	(4,195,328)	—	(4,195,328)
Balance, October 31, 2002	33,330	23,071,872	22,860,321	1,137,672	(4,722,070)	42,381,125
Net income	—	—	440,029	—	—	440,029
Common stocks issued from exercise of stock options	92	124,119	—	—	—	124,211
Treasury stock, at cost	—	—	—	—	(369,564)	(369,564)
Dividends declared	—	—	(2,924,631)	—	—	(2,924,631)
Unrealized loss on marketable securities, net	—	—	—	(298,040)	—	(298,040)
Balance, October 31, 2003	33,422	23,195,991	20,375,719	839,632	(5,091,634)	39,353,130
Net income	—	—	800,662	—	—	800,662
Dividends declared	—	—	(5,849,262)	—	—	(5,849,262)
Unrealized loss on marketable securities, net	—	—	—	(839,632)	—	(839,632)
Balance, October 31, 2004	$33,422	$23,195,991	$15,327,119	$—	$(5,091,634)	$33,464,898

The accompanying notes are an integral part of these financial statements.

NWH, Inc.

Consolidated Statements of Cash Flows

Year Ended October 31, 2004, 2003 and 2002

	2004	2003	2002

Cash flows from operating activities
Net income	$800,662	$440,029	$4,185,708
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	1,585,899	1,242,584	1,162,379
Gain on sale of partnership investment	—	(421,253)	—
Accretion of interest	(53,771)	—	(8,562)
Gain on securities transactions, net	(1,250,303)	(1,591,397)	(5,691,462)
Unrealized loss on securities transactions, net	—	588,604	368,828
Deferred income taxes	(2,476,010)	(977,000)	(1,100,000)
Bad debt expense	35,850	48,920	28,843
Trade and other receivables	(478,974)	(385,064)	133,396
Refundable income taxes	—	—	—
Prepaid expenses and other current assets	(19,101)	(180,019)	(38,724)
Investments and other assets	(244,304)	(229,335)	(163,550)
Accounts payable and accrued expenses	259,191	322,438	(260,788)
Current income taxes payable	(823,391)	12,296	900,000
Deferred revenue	—	—	—
Net cash used in operating activities	(2,664,252)	(1,129,197)	(483,932)
Cash flows from investing activities
Acquisition of property and equipment	(407,792)	(396,562)	(169,101)
Increase in internally developed software	(764,293)	(1,066,121)	(983,581)
Proceeds from sale of marketable securities	9,987,480	4,127,894	14,918,097
Proceeds from sale of marketable equity securities - short sale	—	1,309,805	2,006,967
Acquisition of marketable securities	(14,872,966)	—	—
Acquisition of marketable securities - short sale	—	(2,566,701)	(3,966,003)
Acquisition of written call options	(4,572,825)	(13,595,055)	(10,735,427)
Proceeds from sale of written call options	2,195,000	11,684,140	17,254,771
Acquisition of common stock of ENS	—	—	(790,070)
Proceeds from sale of partnership investment	—	1,421,253	—
Net cash (used in) provided by investing activities	(8,435,396)	918,653	17,535,653
Cash flows from financing activities
Borrowing of short-term and long-term debt	100,000	100,000	100,000
Acquisition of treasury stock	—	(369,564)	(4,529,075)
Dividends paid	(5,849,262)	(1,462,315)	—
Principal payments of short-term and long-term debt	(117,664)	(134,134)	(128,698)
Principal payments of capital leases	(205,463)	(236,679)	(227,415)
Proceeds from exercise of stock options	—	124,211	—
Net cash used in financing activities	(6,072,389)	(1,978,481)	(4,785,188)
Net (decrease) increase in cash and cash equivalents	(17,172,037)	(2,189,025)	12,266,534
Cash and cash equivalents
Beginning of year	29,309,192	31,498,217	19,231,683
End of year	$12,137,155	$29,309,192	$31,498,217
Supplemental disclosure of cash flow
Cash paid for interest	$61,860	$48,459	$97,813
Cash paid for taxes	1,957,479	1,640,704	1,500,000
Capital lease assets acquired and obligations incurred	148,521	—	13,686
Dividends declared but unpaid	1,462,316	1,462,316	—

The accompanying notes are an integral part of these financial statements.

NWH, Inc.

Notes to Consolidated Financial Statements

October 31, 2004

1.                           Company Operations

NWH, Inc. (“the Company”) formerly known as National Wireless Holdings Inc., a Delaware corporation organized on August 31, 1993, is an electronic commerce and communications company.  The Company currently owns substantially all of Electronic Network Systems Inc., (“ENS”) formerly known as Electronic Data Submission Systems, Inc., a payer services organization that connects healthcare payers and providers using state of the art proprietary software and telecommunications services for most healthcare payment and insurance validation transactions.  In addition to this business, the Company continues to pursue acquisitions of interests in healthcare and other strategically linked areas.  The Company may acquire or invest in other businesses.  In June 1997, the Company sold its wireless cable assets in Miami, Florida in exchange for common stock of BellSouth Corporation.

2.                           Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.  ENS’ fiscal year end is September 30, and as such elimination of intercompany transactions were made accordingly.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less and are readily convertible to cash.  The Company routinely invests all surplus operating funds in various money market funds.  These funds generally invest in highly liquid U.S. government and agency obligations.

Marketable Securities

Marketable securities at October 31, 2004 consist of investments in United States treasury bills and at October 31, 2003 in Bell South Corporation (“Bell South”) common stock.  The U.S. treasury bills are classified as held to maturity and are valued at amortized cost, which is adjusted for amortization from the date of purchase to maturity.  The Bell South common stock is classified as available for sale, and is measured at fair value on the balance sheet.  The Company liquidated its investment in Bell South common stock in September 2004.  Investment income or loss including realized gains and losses on investments, interest and dividends is included in the statement of income.  Unrealized gains and losses for the Bell South common stock are recorded, net of tax, as a separate component of stockholders’ equity.  Gains and losses on securities sold are determined based on the specific identification method.

The Company utilized written call options to protect its position in BellSouth common stock, preserve its tax basis and reduce equity price risk.

Effective November 1, 2001, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities.  Under the pronouncement, written call options are measured at fair value on the balance sheet with unrealized gains and losses recognized in the statement of income.

Trade and Other Receivables

Trade accounts receivable are recorded at their invoiced amount.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter.  Estimates are based on experience, current trends, credit policy and a percentage of accounts receivable by aging category.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required.  The Company does not have any off-balance sheet credit exposure

Property and Equipment

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

When assets are retired or disposed, the loss and accumulated depreciation and amortization are eliminated and the resulting profit or loss is recognized in the statement of income.

Internally Developed Software

The Company capitalizes purchased software which is ready for service and development costs for software incurred from the time the preliminary project stage is completed until the software is ready for use.  Under the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1), the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project state is completed and the Company management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended.  Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and (3) interest costs incurred, when material, while developing internal-use software.  Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

Research and development costs and computer software maintenance costs related to software development are expensed as incurred.  Capitalized software development costs are amortized using the straight-line method generally over four years, not to exceed the expected life of the product.  The carrying value of capitalized software development costs is regularly reviewed by the Company, and a loss is recognized if the value of estimated undiscounted cash flows related to the asset falls below the unamortized costs.  Amortization expense relating to research and development costs and computer software maintenance costs was $957,076, $586,405 and $410,763 for the years ended October 31, 2004, 2003 and 2002, respectively.

The Company also capitalizes software development costs in connection with ENS proprietary software related to specific customers, which are classified in other assets.  Amortization associated with such costs amounted to $136,599 and $25,841 for 2004 and 2003.

Impairment of Long-Lived Assets

The Company investigates potential impairments of its long-lived assets when evidence exists that events or changes in circumstances may have made recovery of an asset’s carrying value unlikely.  An impairment loss is recognized when the sum of the expected undiscounted future net cash flows is less than the carrying amount of the asset.  No such losses have been identified.

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”.  This statement provides guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discounted operation and how the results of a discontinued operation are to be measured and presented.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future new cash flows expected to be generated by the asset.  If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets.

Goodwill

Goodwill represents the excess of the purchase price over the net assets of acquired companies.  Effective November 1, 2001, the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under the new pronouncements, goodwill and intangible assets that have an indefinite life will no longer be amortized, but will be subject to at least an annual impairment test in accordance with the statement.  Other intangible assets that have finite useful lives will continue to be amortized over their useful life.  Prior to adoption, goodwill was amortized on the straight-line method over 15 years.

As required by SFAS No. 142, the Company assessed the carrying value of goodwill as of October 31, 2004 and 2003 and did not record an impairment charge as a result.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable.  The Company holds no collateral for accounts receivable.  Cash is placed into financial institutions with high credit ratings.  Concentration of risks with respect to receivables is mitigated based on the number of customers and ongoing credit evaluations of existing customers.  The Company has deposits on hand that exceed the limits of the Federal Deposit Insurance Corporation.

Fair Value of Financial Instruments

Cash equivalents comprise money market funds whose carrying amounts approximate fair value due to the short-term maturity of the instruments.

Long-term debt relates principally to equipment lease obligations and a note payable to a former related party.  Interest rates on the debt approximate the rates available at October 31, 2004 and 2003 and the Company believes that the carrying value of debt at October 31, 2004 approximates fair value.

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

During fiscal 2004, the Company had one customer that made up 42% of service revenues and 49% of trade and other receivables as of October 31, 2004, respectively.  During fiscal 2003, the Company had the same customer that made up 39% of service revenues and 42% of trade and other receivables, as of October 31, 2003, respectively.  During fiscal 2002, the Company had two customers that made up 31% and 11% of service revenues.

During fiscal 2002, the Company amended its service agreement with the largest customer noted above.  The amendment increases the potential revenue by providing services to an entity related to that customer.  Also during fiscal 2002, two payer contracts, one of which was the second largest customer in fiscal 2002, were terminated during the first quarter of fiscal 2003.  These terminations were completed during the first and second quarters of fiscal 2003.  The combination of these changes has resulted in an increased reliance by the Company on its largest customer.

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

Stock-Based Compensation

At October 31, 2004, the Company has stock-based compensation plans, which are described more fully in Note 14.  The Company adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure an amendment of FAS 123.”  This statement encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation.  The Company continues to account for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  Accordingly, no compensation cost has been recognized with regard to options granted under the Plan in the accompanying financial statements.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

	2004	2003	2002

Net income
As reported	$800,662	$440,029	$4,185,708
Deduct: stock option expense, net of tax effect	$(41,220)	$(127,985)	$(466,575)
Pro forma	$759,442	$312,044	$3,719,133
Earnings per share
Basic - as reported	$0.27	$0.15	$1.35
Basic - pro forma	$0.26	$0.11	$1.20
Diluted - as reported	$0.27	$0.15	$1.35
Diluted - pro forma	$0.26	$0.11	$1.20

These pro forma adjustments to net income and net income per common share assume fair values of each option grant estimated using the Black-Scholes option pricing formula.  The more significant assumptions underlying the determination of such fair value for options granted 2004, 2003 and 2002, respectively include:  (i) weighted average risk-free interest rates of 2.93%, 2.93% and 2.93%; (ii) weighted average expected option life of 5 years; (iii) an expected volatility of 45%, 45% and 45%, and (iv) an expected dividend yield of 11.5%, 0% and 0%.  The per share weighted average fair value at the dates of grant for options awarded for the year ended October 31, 2004 was $2.17 and the weighted average exercise price was $16.01.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus the dilutive potential common shares.

Use of Estimates

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recently Issued Accounts Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB statement No. 123R, “Share-Based Payment” (“FAS 123R”), a revision of FASB statement No. 123, “Accounting for Stock-Based Compensation”, which addresses financial accounting and reporting for costs associated with stock-based compensation.  FAS 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  FAS 123R requires the Company to adopt the new accounting provisions beginning in our fourth quarter of 2005.  Under the Modified Prospective Method, the Company does not anticipate recording any compensation expense at time of adoption since all options granted were fully vested.

In March 2004, the EITF reached consensus on Issue 03-01 (“EITF 03-01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.  EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired.  The accounting guidance of EITF 03-01 is effective for fiscal years beginning after June 15, 2004, while the disclosure requirements are effective for fiscal years ending after June 15, 2004.  The Company does not believe that the adoption of EITF 03-01 will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51” (“FIN 46R”).  This Interpretation, which replaces FASB Interpretation No, 46 Consolidation of Variable Interest Entities, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003.  Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004.  The Company’s adoption of FIN 46R did not have a material impact on its consolidated financial position and results of operations.

In December 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supersedes SAB 101, Revenue Recognition in Financial Statements.  SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple-element revenue arrangements and to rescind the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answer (“FAQ”) issued with SAB 101.  Selected portions of the FAQ have been incorporated into SAB 104.  The adoption of SAB 104 did not have a significant impact on the Company’s revenue recognition policies.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation, with no effect on consolidated earnings.

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

On December 7, 2001, the Company acquired 1,774,333 shares of the voting common stock of ENS from a stockholder for $500,000 in cash and $200,000 in the form of a contingent note, payable only in the event of sale of ENS.  This increased the Company’s ownership to 91% of the outstanding common stock (assuming conversion of its preferred stock), and with additional voting rights, 98.5% control of ENS.

On June 27, 2002, the Company acquired 586,000 shares of the voting common stock of ENS from two shareholders for a total of $290,070 in cash.  This increases the Company’s ownership to 94% of the outstanding common stock (assuming conversion of its preferred stock), and with additional voting rights, 99% control of ENS.

On September 30, 2003, ENS amended its Loan Agreement with the Company to amend the repayment terms such that all balances outstanding will become due and payable on December 31, 2005.  The Company had outstanding loans to ENS of $6,466,329, including accrued interest, as of October 31, 2004 and 2003, respectively.  These balances are eliminated upon consolidation.  ENS repaid $500,000 of such borrowings on December 3, 2004.

In January 2003, the Company adopted an incentive bonus plan for executives and consultants of ENS and members of the Advisory Board providing for payment of approximately 5% of any gain to the Company in the event of a sale of ENS or a public offering by ENS.

4.                           Marketable Securities

Marketable securities consist of the following:

	Cost	Unrealized Holding Gains	Fair Value

As of October 31, 2004
United States treasury bill	$14,926,737	$—	$14,926,737
As of October 31, 2003
BellSouth common stock	$8,508,279	$1,269,622	$9,777,901

Included on the balance sheet at October 31, 2004 is a United States treasury bill which will mature on February 17, 2005.

Included on the balance sheet at October 31, 2003 are call options written on BellSouth, common stock at a fair value of $2,148,928 reflecting contracts for 367,500 shares with a weighted average price of $5.85 and exercise ranges of November 19, 2003 to January 20, 2004.

5.                           Property and Equipment and Internally Developed Software

	October 31,
	2004	2003
Property and Equipment
Computer equipment	$2,525,348	$2,244,044
Scanning equipment	689,169	747,251
Leasehold improvements, office equipment and service vehicles	590,316	577,483
Total property and equipment	3,804,833	3,568,778
Less: Accumulated depreciation and amortization	(3,054,359)	(2,865,039)
Total property and equipment, net	$750,474	$703,739
Internally Developed Software
Internally developed software	$4,509,673	$3,728,027
Less: Accumulated amortization	(2,195,888)	(1,238,812)
Total internally developed software, net	$2,313,785	$2,489,215

6.                           Long-Term Debt

The Company’s long-term debt is comprised of capital lease obligations of $11,494 with interest rates ranging from 10.5% to 8.9%, expiring through 2005.  Included in property and equipment, net, are assets held under capital leases of $19,353, which collateralizes the related capital lease obligation.

The Company has a $100,000 revolving line of credit agreement with a bank which expires on April 30, 2005 and is collateralized by cash of the Company, which is included in other assets.  Borrowings under the line bear interest at the one month reserve adjusted London Interbank Offered Rate (1.84% at September 30, 2004) plus 1.5%.  There were no borrowings outstanding under this line at October 31, 2004.

7.                           Income Taxes

Deferred taxes are comprised of the following:

	2004	2003

Deferred tax assets
Net operating loss carryforwards	$714,000	$506,000
Depreciable assets	—	27,024
Allowance for doubtful accounts	13,600	—
Accrued expenses	31,311	9,520
Total deferred tax assets	758,911	542,544
Deferred tax liabilities
Capitalized software	$(889,419)	$(852,233)
Depreciable assets	(62,284)	—
Marketable securities and call options	—	(2,783,103)
Other	—	—
Total deferred tax liabilities	(951,703)	(3,635,336)
Net deferred tax liability before valuation allowance	(192,792)	(3,092,792)
Valuation allowance	(500,000)	(506,000)
Net deferred income tax liability	(692,792)	(3,598,792)
Less: current portion	—	(2,773,219)
	$(692,792)	$(825,209)

As of October 31, 2004, there are approximately $1,490,000 of federal net operating loss carryforwards for tax purposes.  These net operating losses will expire between 2011 and 2019.  Due to the federal consolidated returns regulations, the separate Company net operating loss carryforwards of ENS are not anticipated to be utilized by the group for federal income tax purposes and therefore a valuation allowance has been recorded.

The provision (benefit) for income taxes comprises:

	2004	2003	2002

Federal
Current	$2,662,000	$1,529,000	$2,350,000
Deferred	(2,223,000)	(977,000)	(1,100,000)
State and local
Current	103,000	124,000	50,000
Deferred	(162,000)	—	—
	$380,000	$676,000	$1,300,000

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2004	2003	2002

US statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	5.8	7.3	0.9
Goodwill amortization and other permanent differences	0.5	2.7	(5.5)
Utilization of net operating loss carryforward other	—	—	(5.7)
Reversal of Valuation Allowance	(8.1)
Revision of prior year tax estimates	—	16.6	—
Effective tax rate	32.2%	60.6%	23.7%

8.                           Dividends Payable

On November 5, 2004, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, payable in cash on February 4, 2005, to stockholders of record at the close of business on January 28, 2005.

On August 5, 2004, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, payable in cash on November 5, 2004 to stockholders of record at the close of business on October 29, 2004.

9.                           Commitments and Contingencies

The Company leases administrative facilities and office equipment under operating leases that expire between 2005 and 2007.  Certain of the leases contain escalation clauses providing for increased rentals based on operating expenses or the consumer price index.  Rent expense, net of rental income, under operating leases was approximately $637,000, $628,000 and $685,000 for the years ended October 31, 2004, 2003 and 2002, respectively.

Future annual minimum rental payments as of October 31, 2004 under noncancellable operating leases for the next three years are as follows:

Year ending October 31,	Amount

2005	$393,011
2006	305,509
2007	44,751
$743,271

The Company is a party to various claims in the ordinary course of business.  Management believes that the aggregate impact, if any, of such claims, will not have a material impact on the financial position, results of operations, or cash flows of the Company.

10.                    Capital Stock

The Company is authorized to issue 1,000,000 shares of Serial Preferred Stock, par value $.01 per share with dividend and liquidation preferences over the Common Stock.  Stockholders of the Company have the right to purchase Serial Preferred Stock upon certain changes in the Company’s ownership.

The Company did not acquire any of its common shares during the year ended October 2004.

The Company acquired 29,200 and 371,900, shares of its common stock for $369,564 and $4,529,075 during the years ended October 31, 2003 and 2002, respectively, under a plan that permits the acquisition of up to 20% of the Company’s stock.

11.                    Sale of Partnership Investment

During the year ended October 31, 2003, the Company sold its partnership investment for cash proceeds of $1,421,283 and recognized a gain of $421,253, which is included in other income.

12.                    Employment Agreement

On June 26, 2000, the Company amended its employment agreement with Terrence S. Cassidy, President and Chief Executive Officer of the Company, to increase his compensation to $260,000 per year, with a 15% increase to such amount after two years, and to provide for an initial term of three years, commencing as of June 26, 2000, with automatic extensions at the end of each year for additional one-year periods unless either party gives notice of termination prior to the end of such year.

13.                    Earnings Per Share

Basic and diluted earnings per share are calculated based on the following:

	Years Ended October 31,
	2004	2003	2002

Weighted average common shares outstanding
Basic	2,924,631	2,921,830	3,094,724
Dilutive effect of stock options	30,681	16,566	—
Diluted	2,955,312	2,938,396	3,094,724

Certain options to purchase 15,000 and 75,000 shares of common stock, outstanding during the year ended October 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share since the exercise price of these options was greater than the average market price of the Company’s common shares during the respective periods.  As a result their inclusion in the computation would have been antidilutive.  Consequently, these options are excluded from the computation of earnings per share.

14.                    Stock Option Plans

The 1993 Stock Option Plans, as amended, and the 1997 Equity Incentive Plan (collectively, the “Plans”) have participants which include key employees (including officers), directors, advisors, and independent consultants to the Company or to any of its subsidiaries.  The Company has authorized 80,000 and 170,000 shares of Common Stock for options under the 1993 and 1997 Plans, respectively.  Options granted to employees may be designated as incentive stock options (“ISO’s”) or non-qualified stock options (“NQSO’s”), as defined by the Internal Revenue Service.  Options granted to independent consultants and other non-employees may only be designated NQSO’s.

The exercise price of options granted under the Plans may not be less than 100% of the fair market value of the Common Stock on the date of grant.  Generally, options will be exercisable for a term that will not exceed ten years from the date of grant.

During 2004 and 2003, the Company granted 15,000 and 10,000 options under the Plans, respectively.  These options have a five year life.  The vesting period is at the discretion of the Board of Directors.  Options granted during 2003 and 2002 vested immediately.  In July 2002, 50,000 of the options granted in 1997 expired.  At October 31, 2004 the Company had 75,000 options available for grant.

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

Information with respect to shares under option is summarized below:

	ISO’s	NQSO’s	Weighted Average Price Per Share

Balance, October 31, 2001	22,532	102,468	$17.20
Granted	6,729	108,271	$14.44
Expired	(11,422)	(38,578)	$17.05
Balance, October 31, 2002	17,839	172,161	$15.57
Granted	—	10,000	$17.22
Exercised	—	(9,231)	$13.37
Balance, October 31, 2003	17,839	172,930	$15.76
Exercisable, October 31, 2003	17,839	172,930	$15.76
Granted	—	15,000	$19.20
Balance, October 31, 2004	17,839	187,930	$16.01
Exercisable, October 31, 2004	17,839	187,930	$16.01

The following table summarizes information about stock options outstanding and exercisable at October 31, 2004:

Actual Exercise Price	Number Outstanding at October 31, 2004	Weighted Average Years Remaining Contractual Life

12.06	7,500	2.75
12.75	7,500	2.42
14.50	50,769	2.33
14.86	50,000	2.71
17.22	10,000	3.67
18.00	65,000	1.25
19.00	10,000	4.63
19.59	5,000	4.33
	205,769

The remaining weighted average contractual life of options outstanding at October 31, 2004 was 2.33 years.

15.                    Employee Benefit Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all employees.  The plan allows employees to make contributions up to a specified percentage of their compensation.  The Company’s matching of contributions is discretionary.  The Company contributed $35,220, $32,165 and $21, 466 to the plan during the years ended October 31, 2004, 2003 and 2002, respectively.

16.                    Related-Party Transactions

On March 13, 2002, the Company loaned $200,000 to an employee of ENS under a promissory note bearing interest of 5%, due March 13, 2007.  This balance is included in other assets.

The Company also subleases office space in New York to a company owned by a former director of the Company.  The sublease, which commenced December 1, 1994, is on a month-to-month basis.  Rental income related to this sublease was $36,000, $36,000 and $52,500 for the years ended October 31, 2004, 2003 and 2002, respectively.

17.                    Operating Segments

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

	NWH and Other	ENS	Total

Year-ended October 31, 2004
Revenues
Service	$—	$17,462,554	$17,462,554
Expenses			—
Cost of services, professional fees, and general and administrative	(2,098,416)	(15,537,217)	(17,635,633)
Depreciation and amortization	(1,435)	(308,323)	(309,758)
(Loss) income from operations	(2,099,851)	1,617,014	(482,837)
Total assets	$27,014,852	$11,279,755	$38,294,607
Capital expenditure for property and equipment and internally developed software	$—	$1,172,085	$1,172,085
Year-ended October 31, 2003
Revenues
Service	$—	$13,396,673	$13,396,673
Expenses			—
Cost of services, professional fees, and general and administrative	(2,154,959)	(11,922,083)	(14,077,042)
Depreciation and amortization	(3,023)	(313,191)	(316,214)
(Loss) income from operations	(2,157,982)	1,161,399	(996,583)
Total assets	$40,014,937	$9,861,636	$49,876,573
Capital expenditure for property and equipment and internally developed software	$33,693	$1,428,990	$1,462,683
Year-ended October 31, 2002
Revenues
Service	$—	$11,930,646	$11,930,646
Expenses			—
Cost of services, professional fees, and general and administrative	(1,848,786)	(10,319,854)	(12,168,640)
Depreciation and amortization	(9,022)	(334,201)	(343,223)
(Loss) income from operations	(1,857,808)	1,276,591	(581,217)
Total assets	$47,328,605	$8,937,764	$56,266,369
Capital expenditure for property and equipment and internally developed software	$1,894	$1,150,788	$1,152,682

18. Quarterly Financial Information (Unaudited)

Quarterly information for 2004 and 2003 is set forth in the table below:

	Quarter Ended
	January 31	April 30	July 31	October 31

2004
Revenue	$4,186,310	$4,373,436	$4,480,541	$4,422,267
Loss from operations	(129,868)	(1,008)	(63,336)	(288,625)
Net (loss) income	(116,486)	529,560	209,556	178,032
Net (loss) income per common share
Basic	(0.04)	0.18	0.07	0.06
Diluted	(0.04)	0.18	0.07	0.06
2003
Revenue	$3,046,090	$2,890,901	$3,498,567	$3,961,115
Loss from operations	(146,942)	(417,182)	(306,071)	(126,388)
Net income (loss)	1,484,201	(679,072)	(82,724)	(282,376)
Net income (loss) per common share
Basic	0.51	(0.23)	(0.03)	(0.10)
Diluted	0.51	(0.23)	(0.03)	(0.10)

The sum of the quarterly net (loss) income per common share amounts do not necessarily equal the amount for the fiscal year primarily because the earnings per share for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while earnings per share for the fiscal year is computed using the weighted-average number of shares outstanding during the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NWH, INC.
(Registrant)

Date: January 31, 2005	By:	/s/ Terrence S. Cassidy
Terrence S. Cassidy, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrence S. Cassidy	Director	January 31, 2005
Terrence S. Cassidy

/s/ Thomas R. DiBenedetto	Director	January 31, 2005
Thomas R. DiBenedetto

/s/ Paul J. Tobin	Director	January 31, 2005
Paul J. Tobin

/s/ Michael A. McManus, Jr.	Director	January 31, 2005
Michael A. McManus, Jr.

/s/ Vincent Tese	Director	January 31, 2005
Vincent Tese