Form 10-Q
period 2005-01-31
NWH INC
filed 2005-03-17
CIK 915016

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

Common Stock, $.01 par value: 2,924,631 shares as of March 15, 2005.

ITEM 1.          FINANCIAL STATEMENTS

NWH, Inc.

NWH, Inc.

Condensed Consolidated Balance Sheets

	January 31,	October 31,
	2005	2004
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$10,559,828	$12,137,155
Marketable securities	14,988,574	14,926,737
Trade and other receivables	2,283,035	2,862,921
Prepaid expenses and other current assets	467,553	475,895
Deferred income taxes	130,000	—
Refundable income taxes	249,924	—
Total current assets	28,678,914	30,402,708
Property and equipment, net of accumulated depreciation of $3,163,383 and $3,054,359, respectively	706,533	750,474
Internally developed software, net of accumulated amortization of $2,447,071 and $2,195,888, respectively	2,301,198	2,313,785
Goodwill	3,762,187	3,762,187
Investments and other assets	1,066,238	1,065,453
Total assets	$36,515,070	$38,294,607

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,049,295	$2,376,072
Current portion of long-term debt	7,688	11,494
Income taxes payable	—	147,035
Dividends payable	1,462,316	1,462,316
Total current liabilities	3,519,299	3,996,917

Note payable	140,000	140,000
Deferred income taxes	668,792	692,792
Total liabilities	4,328,091	4,829,709

Stockholders’ equity
Preferred stock, $.01 par value: 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 20,000,000 shares authorized; 3,342,231 shares issued	33,422	33,422
Additional paid-in capital	23,195,991	23,195,991
Retained earnings	14,049,200	15,327,119
Treasury stock, 417,600 shares	(5,091,634)	(5,091,634)
Total stockholders’ equity	32,186,979	33,464,898
Total liabilities and stockholders’ equity	$36,515,070	$38,294,607

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, Inc.
Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months
	Ended January 31,
	2005	2004

Services revenue	$4,647,780	$4,186,310

Cost of services	2,345,381	2,185,650
Professional fees	326,256	218,528
General and administrative	2,058,520	1,845,786
Depreciation and amortization	87,209	66,214

Total expenses	4,817,366	4,316,178

Loss from operations	(169,586)	(129,868)
Other income (expense)
Loss on securities transactions, net	—	(179,577)
Dividend income	—	68,536
Interest income	119,656	69,815
Interest expense	(3,673)	(16,412)
	115,983	(57,618)

Loss before benefit for income taxes	(53,603)	(187,486)

Benefit for income taxes	(238,000)	(71,000)

Net income (loss)	$184,397	$(116,486)

Net income (loss) per common share
Basic	$.06	$(.04)

Diluted	$.06	$(.04)

Weighted average number of common shares outstanding
Basic	$2,924,631	$2,924,631

Diluted	$2,928,141	$2,924,631

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	For the Three Months
	Ended January 31,
	2005	2004

Net income (loss)	$184,397	$(116,486)
Other comprehensive income
Net unrealized holding gain on marketable securities arising during the period, net of income taxes of $-0- and $222,528, respectively	—	430,192
Reclassification adjustment for losses recognized in net income (loss), net of income taxes of $-0- and $(169,567), respectively	—	(332,604)

Other comprehensive income	—	97,588

Comprehensive income (loss)	$184,397	$(18,898)

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Three Months
	Ended January 31,
	2005	2004

Cash flows from operating activities
Net income (loss)	$184,397	$(116,486)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	406,526	383,669
Loss on securities transactions, net	—	180,542
Unrealized gain on securities transactions, net	—	(985)
Accretion of interest	(61,837)	—
Deferred income taxes	(154,000)	(800,000)
Bad debt expense	823	14,470
Changes in assets and liabilities
Trade and other receivables	579,063	118,432
Refundable income taxes	(249,924)	—
Prepaid expenses and other current assets	8,342	(19,092)
Investments and other assets	(47,104)	(32,414)
Accounts payable and accrued expenses	(326,777)	(157,456)
Income taxes payable	(147,035)	(398,979)
Net cash provided by (used in) operating activities	192,474	(828,299)
Cash flows from investing activities
Acquisition of property and equipment	(65,083)	(136,240)
Increase in internally developed software	(238,596)	(253,660)
Proceeds from sale of marketable securities		4,144,784
Acquisition of written call options	—	(3,097,425)
Proceeds from sale of written call options	—	950,600
Net cash (used in) provided by investing activities	(303,679)	1,608,059

Cash flows from financing activities
Dividends paid	(1,462,316)	(1,462,316)
Principal payments of short-term and long-term debt	(3,806)	(8,799)
Principal payments of capital leases	—	(46,063)
Net cash used in financing activities	(1,466,122)	(1,517,178)

Net decrease in cash and cash equivalents	(1,577,327)	(737,418)
Cash and cash equivalents
Beginning of period	12,137,155	29,309,192
End of period	$ 10,559,828	$ 28,571,774

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of NWH, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial statements for these interim periods, have been recorded. Operating results for the interim period are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

2.     Reclassification

Certain reclassifications have been made in prior period’s financial statements to conform to classifications used in the current year.

3.     Critical Accounting Policies

The Company capitalizes purchased software which is ready for service and development costs for software incurred from the time the preliminary project stage is completed until the software is ready for use.  Under the provisions of Statement of Position 98-1, Accounting for the costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and Company management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended.  Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and (3) interest costs incurred, when material, while developing internal-use software,  Capitalization of such costs ceases no later than the pint at which the project is substantially complete and ready for its intended purpose.

Research and development costs and computer software maintenance costs related to software development are expensed as incurred.  Capitalized software development costs are amortized using the straight-line method generally over four years, not to exceed the expected life of the product.  The carrying value of capitalized software development costs is regularly reviewed by the Company, and a loss is recognized if the value of estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost.

4.     Recently Issued Accounting Pronouncements

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

5.     Marketable Securities

Marketable securities consist of the following as of January 31, 2005.

		Unrealized
		Holding	Fair
	Cost	Gain	Value

United States treasury bill	$14,988,574	—	$14,988,574

6.     Stock Options

The Company adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure an amendment of FAS 123.” This statement encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company continues to account for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation cost has been recognized with regard to options granted under the Plan in the accompanying financial statements. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

	(unaudited)
	Three Months Ended
	January 31,
	2005	2004
Net (loss) income
As reported	$184,397	$(116,486)
Pro forma	184,397	(123,076)

Net (loss) income per share
Basic — as reported	$.06	$(.04)
Basic — pro forma	.06	(.04)
Diluted — as reported	.06	(.04)
Diluted — pro forma	.06	(.04)

7.     Earnings Per Share

Basic earnings per share is computed as net income (loss)  divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the dilutive effect of the assumed exercise of stock options.

Reconciliation of the weighted average shares outstanding for basic and diluted earnings per share are as follows:

	(unaudited)
	Three Months Ended
	January 31,
	2005	2004

Basic EPS shares outstanding (weighted average)	$2,924,631	$2,924,631
Effect of dilutive securities	3,510	***
Diluted EPS shares outstanding	2,928,141	2,924,631

*** Dilutive securities are excluded for the three month period ended January 31, 2004, since the inclusion of such shares would be antidilutive due to the net loss for the quarter then ended.  There were 140,000 and 190,769 shares that were excluded during the three month period ended January 31, 2005 and 2004, respectively.

8.     Segment Information

The company currently operates in two segments; the holding company, including certain investments which are not currently material, and in ENS.

	NWH and
	Other	ENS	Total
Three months ended January 31, 2005

Revenues
Service	$—	$4,647,780	$4,647,780
Expenses
Cost of services, professional fees, and general and administrative	(580,905)	(4,149,252)	(4,730,157)
Depreciation and amortization	(2,808)	(84,401)	(87,209)
(Loss) income from operations	$(583,713)	$414,127	$(169,586)
Total assets	$25,410,358	$11,104,712	$36,515,070)

Capital expenditure for property and equipment and internally developed software	$—	$303,679	$303,679

	NWH and
	Other	ENS	Total
Three months ended January 31, 2004

Revenues
Service	$—	$4,186,310	$4,186,310
Expenses
Cost of services, professional fees, and general and administrative	(502,763)	(3,747,201)	(4,249,964)
Depreciation and amortization	(500)	(65,714)	(66,214)
(Loss) income from operations	$(503,263)	$373,395	$(129,868)
Total assets	$35,830,125	$10,093,779	$45,923,904

Capital expenditure for property and equipment and internally developed software	$—	$476,050	$476,050

9.     Income Taxes

The benefit for income taxes for the quarter ending January 31, 2005 includes primarily the revision of a prior year tax estimate of 206,000.

10.   Dividends

On February 7, 2005, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, payable in cash on May 4, 2005 to stockholders of record at the close of business on April 29, 2005.

On November 5, 2004, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share.  The dividend aggregating $0.50 payable in cash on February 4, 2005 to the shareholders of record at the close of business on January 28, 2005.

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

ENS is a payer services organization that connects payers (i.e., insurance companies and third party administrators) and providers (i.e., doctors, group practices and other healthcare providers) using state of the art proprietary software and telecommunications services for most healthcare payment and insurance validation transactions.  ENS provides a state of the art technology platform for web based graphical user interfaces on a national basis, which enables its clients, both payers and providers, to comply fully with applicable regulatory requirements such as those imposed by HIPAA.  ENS’ service offerings address the full array of evolving industry needs in this focused area with a complete cycle of services from a single point of entry (a personal computer in the client’s office) for both providers and payers, compatible with multiple system and database operating environments.  These services include an Internet transactions portal, payer transactions hosting, electronic data interchange, Pre-adjudication software services (PASStm),  scanning, optical character recognition and data entry of paper claims and correspondence and mailroom services. ENS generates revenue through recurring subscriptions, flat or per transaction fees and revenue sharing.

Over 42,000 providers are connected to ENS’ e-commerce and Internet services which represents a 14.2% increase over the prior year.  Through payer arrangements, ENS also currently conducts daily paper to e-commerce claim conversion for another 185,000 healthcare providers.  ENS also experienced a 31.8% increase in contracted billable provider sites over the prior year.  All of ENS’ growth was obtained through internal sales versus acquisition.  As of March 10, 2005, ENS was connected to over 1,200 payers, including commercial healthcare plans, managed care organizations, Blue Cross/Blue Shield plans, Medicare, Medicaid and CHAMPUS.    Over 90% of all electronic claims received by ENS are directly submitted to contracted payers.

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

ENS also provides transaction hosting for Payers so they can outsource their transaction processing needs.  ENS’ transaction hosting capabilities provide for compliance, connectivity, routing, and processing of the transaction for the Payer on the following HIPAA-defined administrative healthcare transactions: health plan eligibility; healthcare claim status; referral certification and authorization

•                  Real Time Transaction Processing for eligibility, claim status and referrals is an ENS service that provides physician practices with immediate access to participating payers plus various regional and governmental payers for determining member plan eligibility.  This service is delivered over the Internet and receives constant updating.

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

As of March 10, 2005, in excess of 42,000 physicians were actively submitting electronic healthcare transactions via Health-e Network® suite of services with an additional 407 contracted provider sites scheduled to be installed during the remainder of calendar 2005.

In addition to ENS, the Company may continue to seek acquisitions in telecommunications, healthcare and other strategically linked areas.  The Company may acquire or invest in other businesses.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects and capital requirements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: the limited nature of the Company’s operations and the risk of the Company’s failure to acquire additional businesses; the uncertain acceptance of Health-e Network®; competition; existing government regulations and changes in, or the failure to comply with, government regulations; the ability of the Company to sustain, manage or forecast its growth; dependence on significant customers and the potential loss thereof; the ability to attract and retain qualified personnel; risk of technological obsolescence, and other factors referenced in this Quarterly Report on Form 10-Q including, without limitation, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  Certain of these factors are discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended October 31, 2004, including, without limitation, under the caption “Business” and Exhibit 99.1 thereto.  Given these uncertainties, undue reliance should not be placed on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Results of Operations

Three months ended January 31, 2005 as compared to three months ended January 31, 2004:

Services Revenue:

Services revenue increased from $4,186,310 for the three months ended January 31, 2004 to $4,647,780 for the three months ended January 31, 2005 (approximately 11%), reflecting ENS’ increased sales.  See below for a discussion of ENS results of operations.

Cost of Services:

Cost of services increased from $2,227,058 for the three months ended January 31, 2004 to $2,345,381 for the three months ended January 31, 2005 (approximately 5.3%), reflecting costs related to increased sales at ENS.  See below for a discussion of ENS’ results of operations.

Professional Fees:

Professional fees increased from $218,528 in the three months ended January 31, 2004 to $326,256 in the three months ended January 31, 2005 (approximately 49.3%) as a result of arbitration proceedings with a major customer over additional business opportunities and higher compliance and governance expenses related to the Sarbanes Oxley Act of 2002.  The professional fees relating to the Company independent of ENS’ business increased from $183,828 in the three months ended January 31, 2004 to $235,256 in the three months ended January 31, 2005, reflecting higher levels of transaction activity and higher compliance and governance expenses relating to the Sarbanes Oxley Act of 2002.

General and Administrative:

General and administrative expense increased from $1,804,378 in the three months ended January 31, 2004 to $2,058,520 in the three months ended January 31, 2005 (approximately 14.1%), reflecting business growth in EDI transactions with providers and payers.  The general and administrative expenses relating to the operations of the Company, independent of ENS’ business, increased from $318,935 in the three months ended January 31, 2004 to $345,649 in the three months ended January 31, 2005.

Depreciation and Amortization:

Depreciation and amortization increased from $66,214 in the three months ended January 31, 2004 to $87,209 in the three months ended January 31, 2005, primarily due to the amortization of additional software development projects.

Loss from Operations:

As a result of the foregoing events, loss from operations increased from a loss of ($129,868) in the three months ended January 31, 2004 to a loss of ($169,586) in the three months ended January 31, 2005.

Gain (Loss) on Securities Transactions, Net:

We realized a loss on securities transactions for the three months ended January 31, 2004 of ($179,557) as compared to no net gain or loss for the three months ended January 31, 2005, as we had already disposed of our remaining holdings of BellSouth common stock prior to the start of fiscal 2005.  Under Financial Accounting Standards Board Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities,” unrealized gains and losses related to written call options and short sales are recorded in the Statement of Income.  Further, unrealized gains and losses on BellSouth common stock, are recorded through Other Comprehensive (Loss) Income and are only recorded in the Statement of Income when realized upon ultimate sale. The realized and unrealized gain on derivative transactions decreased from a loss of $947,512 for the three months ended January 31, 2004 to no gain or loss for the three months ended January 31, 2005.  The unrealized gain on Bell South common stock, reflected in Other Comprehensive Income, net of income taxes, for the three months ended January 31, 2004 was a gain of $97,588 as compared to no gain or loss for the three months ended January 31, 2005.

Interest and Dividend Income:

Interest income increased from $69,815 for the three months ended January 31, 2004 to $119,656 for the three months ended January 31, 2005, primarily as a result of higher interest rates and changes in cash levels and our investment in treasury bills with the proceeds of the disposition of our remaining Bell South common stock.  Dividend income decreased from $68,536 for the three months ended January 31, 2004 to $0 for the three months ended January 31, 2005, due to our disposition of our remaining BellSouth common stock prior to the start of fiscal 2005.

Interest Expense:

Interest expense decreased from $16,412 in the three months ended January 31, 2004 to $3,673 in the three months ended January 31, 2005, primarily due to a decrease in the average amount of debt outstanding.

Other Income (Expense):

We realized ($57,618) of other expense during the three months ended January 31, 2004, which was primarily attributable to our loss on securities transactions, net, while during the three months ended January 31, 2005, we realized other income of $115,983, reflecting our interest income net of interest expense.

Loss Before Benefit for Income Taxes:

We realized a loss before (benefit) provision for income taxes of ($187,486) for the three months ended January 31, 2004, primarily as a result of losses/gains on options and short positions and sales of Bell South stock, while for the three months ended January 31, 2005, the loss before (benefit) provision for income taxes decreased to ($53,603).  These results are primarily attributable to our increased loss from operations in fiscal 2005 due to increased service revenues which were offset by increased general and administrative expenses and professional fees, as described above, as well as the loss on securities transactions, net, in fiscal 2004.

Benefit for Income Taxes:

The benefit for income taxes was $71,000 for the three months ended January 31, 2004, as compared to $238,000 for the three months ended January 31, 2005.  The benefit for income taxes for the quarter ending January 31, 2005 includes primarily the revision of a prior year tax estimate of $206,000.

Net Income (Loss):

Net income increased from a loss of ($116,486) for the three months ended January 31, 2004 to income of $184,397 for the three months ended January 31, 2005 as a result of the foregoing events.

ENS—Results of Operations:

ENS - Three months ended December 31, 2004 as compared to three months ended December 31, 2003:

Services Revenue:

Services revenue increased from $4,186,310 in the three months ended December 31, 2003 to $4,647,780 in the three months ended December 31, 2004 (approximately 11%), primarily due to growth in sales to providers and related payer income.

Cost of Services:

Cost of services increased from $2,227,058 in the three months ended December 31, 2003 to $2,345,381 in the three months ended December 31, 2004 (approximately 5.3%), reflecting costs related to increased sales to providers and related payer income.  Included in cost of services for the three months ended December 31, 2003 and December 31, 2004 is amortization of software costs and depreciation of equipment of $317,455 and $319,317, respectively.

Professional Fees:

Professional fees increased from $34,700 in the three months ended December 31, 2003 to $91,000 in the three months ended December 31, 2004 (approximately 162.2%) as a result of arbitration proceedings with a major customer over additional business opportunities and higher compliance and governance expenses relating to the Sarbanes Oxley Act of 2002.

General and Administrative:

General and administrative expense increased from $1,033,179 in the three months ended December 31, 2003 to $1,126,699 in the three months ended December 31, 2004 (approximately 9.0%) reflecting business growth in EDI transactions with providers and payers.  This amount excludes selling and advertising in the amount of $486,969 and $677,202, and includes professional fees of $34,700 and $91,000, for the three months ended December 31, 2003 and 2004, respectively.

Depreciation and Amortization:

Depreciation and amortization increased from $65,714 in the three months ended December 31, 2003 to $84,401 in the three months ended December 31, 2004 (approximately 28.4%), primarily due to amortization of additional software development projects.

Income (Loss) from Operations:

As a result of the foregoing events, income from operations increased from income of $373,395 in the three months ended December 31, 2003 to income of $414,127 in the three months ended December 31, 2004.  We believe ENS will continue profitable operations throughout 2005.

Interest Expense:

Interest expense, exclusive of interest payable to NWH, decreased from $8,406 in the three months ended December 31, 2003 to $3,472 (approximately 58.7%) in the three months ended December 31, 2004, primarily due to a decrease in the average amount of debt outstanding during the quarter ended December 31, 2004.  For the three months ended December 31, 2003 and December 31, 2004, $81,000 and $79,026 respectively, of interest expensed by ENS to the Company was eliminated in consolidation.

EBITDA:

EBITDA increased from $756,564 for the three months ended December 31, 2003 to $817,845 for the three months ended December 31, 2004, primarily as a result of increased business levels.

We provide EBITDA (earnings before interest, taxes, depreciation and amortization) information as a guide to the operating performance of ENS.  EBITDA, which is not a term recognized under generally accepted accounting principles, is calculated as the net income plus net interest, income taxes (benefit), depreciation and amortization. Included in depreciation and amortization for the purpose of calculating EBITDA is depreciation of equipment and amortization of software costs.  EBITDA as calculated by the Company may not be comparable to calculations of similarly titled items reported by other companies.

Interest receivable by the Company from ENS was $24,371 at January 31, 2005, while $1,258,985 of previously accrued interest has been converted to principal and is due December 31, 2005, for a total outstanding loan to the Company of $5,763,356, including accrued interest.  On December 3, 2004 and January 17, 2005, $500,000 and $200,000, respectively, of the amount owed by ENS to the Company under these loans was paid.  These payments are reflected in the total outstanding loan as of January 31, 2005. The outstanding balance under this loan agreement including interest has been eliminated from the consolidated Financial Statements.

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

EBITDA:

We define EBITDA as net income plus net interest, income taxes (benefit), depreciation and amortization.  We believe that the most directly comparable GAAP financial measure to EBITDA is net income.  In the discussion of ENS’ EBITDA above, the difference between EBITDA and ENS’ net income (which does not include provision for taxes) (i) for the three months ended December 31, 2003, $756,564 and $288,165, respectively, consisted of $85,230 of net interest, $317,455 of depreciation and amortization of software costs and depreciation of equipment included in costs of services and $65,714 of depreciation and amortization and (ii) for the three months ended December 31, 2004, $817,845 and $340,416, respectively, consisted primarily of $73,711 of net interest $319,317 of depreciation and amortization of software costs and depreciation of equipment included in costs of services and $84,401 of depreciation and amortization.

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

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2005 we had approximately $25.5 million in cash and cash equivalents and marketable securities, as well as our interest in ENS.  Our assets have been used for, and are currently reserved to fund development of our current businesses, acquisitions of healthcare e-commerce businesses,  and development and acquisition of new technologies and businesses in other areas.  Such amount, with earnings thereon, is expected to be sufficient to implement this business plan through October 2005, or for a shorter period if we determine to invest a substantial portion of our assets in major acquisitions, equity investments or stock repurchases.  We actively seek to acquire or invest in healthcare e-commerce or other businesses in telecommunications, media or in unrelated areas.  We may also dispose of assets from time to time.  We have no specific arrangements with respect to any such acquisitions, dispositions or investments at the present time.  There can be no assurance that any such acquisitions, dispositions or investments will be made.

Our board of directors authorized the repurchase of up to 20% of our common stock because we believe, under current market conditions, the repurchase is a favorable investment.  Through January 31, 2005, the Company has repurchased an aggregate of 417,600 shares for a total cost of $5,091,634.  The repurchased shares will also be available for issuance upon exercise of outstanding options.  We did not repurchase any shares in fiscal 2004 or the first quarter of fiscal 2005.

In each of the previous six quarters (commencing in July 2003), the Board of Directors of the Company declared a quarterly dividend of $0.30 per share plus a special dividend of $0.20 per share, with each such dividend being paid in cash to all holders of record as of the close of business on a specific date.  On November 8, 2004, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, was paid in cash on February 4, 2005, to holders of record at the close of business on January 28, 2005.  On February 7, 2005, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, will be payable in cash on May 4, 2005, to holders of record at the close of business on April 29, 2005.  The Company reviews its dividend policy on a quarterly basis.

During the fiscal year ended October 31, 2004, we settled our option liabilities on BellSouth common stock, sold our remaining holdings of BellSouth common stock and invested cash in U.S. government treasury bills.

During the first quarter of 2005, the Company spent $303,679 on fixed assets, including $238,596 for internally developed software and $65,083 for computer and office equipment required for increased claims processing, new payer contracts and other business growth.

Operating overhead costs of ENS have increased at a slower rate than revenue as a result of cost cutting measures and production efficiencies gained. We anticipate increased revenues in the near future.  The combination of these factors going forward will improve overall profitability, allowing ENS to sustain itself on cash flows from its operations without further investment from NWH.

ENS - Liquidity and Capital Resources:

ENS’ historical losses were financed principally through equity investments by the Company and loans from the Company, and these loans totaled $5,938,985 through December 31, 2004 (including previously accrued interest that had been converted to principal, but not accounting for a reduction of $200,000 of principal that was paid by ENS on January 17, 2005).  ENS plans additional investment in its technology enhancements, including further development and implementation of XpediteTM, its full contact management operating system; its Internet claims processing system; hosting of new HIPAA transactions;  ECT, an Internet based full claims tracking system; additional payer connectivity; and enhancements to broaden the transactions processing infrastructure.

Although we believe that ENS may need to obtain additional financing to accelerate its strategic business plan, based upon existing contracts with physicians, other providers, payers and management companies and current expense levels, management expects ENS to continue profitable operations, established in the third quarter of fiscal 2001, through fiscal 2005.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	$7,688	$7,688	—	—	—
Operating Lease Obligations	$286,287	$285,550	$737	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$297,781	$293,238	$737	—	—

CRITICAL ACCOUNTING POLICIES

ENS capitalizes purchased software which is ready for service and development costs for software incurred from the time the preliminary project stage is completed until the software is ready for use.  Under the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and Company management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended.  Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and (3) interest costs incurred, when material, while developing internal-use software.  Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

Research and development costs and computer software maintenance costs related to software development are expensed as incurred.  Capitalized software development costs are amortized using the straight-line method generally over four years, not to exceed the expected life of the product.  The carrying value of capitalized software development costs is regularly reviewed by the Company, and a loss is recognized if the value of estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost.

RECENT ACCOUNTING PRONOUNCEMENTS

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

Changes in prevailing interest rates will cause the yield on our investments and the costs of shorts and options to fluctuate.  To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and marketable securities in commercial paper, non-government debt securities, money market funds, highly liquid U.S. Treasury notes and federal agency notes and other low risk investments.  We view these high grade securities within our portfolio as having similar market risk characteristics. The weighted-average interest rate of the portfolio was 1.3% at January 31, 2005.

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

ITEM 4.                             CONTROLS AND PROCEDURES

As of January 31, 2005, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management.  Based on that evaluation, management has concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, as of January 31, 2005.  There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is engaged in an arbitration with a major customer over additional business opportunities.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

(a)	Exhibits:
	Exhibit 31:	Certification of Periodic Report by Principal Executive Officer and Principal Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002

	Exhibit 32:	Certification of Periodic Report by Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 17, 2005

NWH, INC.
(Registrant)

By:	/s/ Terrence S. Cassidy
Terrence S. Cassidy, President and Principal Accounting Officer