Form 10-Q
period 2005-04-30
NWH INC
filed 2005-06-14
CIK 915016

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Common Stock, $.01 par value: 2,924,631 shares as of June 7, 2005.

NWH, Inc.

NWH, Inc.

Condensed Consolidated Balance Sheets

	April 30, 2005	October 31, 2004
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$23,698,860	$12,137,155
Marketable securities	—	14,926,737
Trade and other receivables, net of allowances of $45,000 and $40,000	3,121,294	2,862,921
Prepaid expenses and other current assets	690,424	475,895
Deferred income taxes	138,200	—
Refundable income taxes	230,924	—
Total current assets	27,839,702	30,402,708
Property and equipment, net of accumulated depreciation of $3,279,245 and $3,054,359	785,414	750,474
Internally developed software, net of accumulated amortization of $2,707,379 and $2,195,888	2,310,336	2,313,785
Goodwill	3,762,187	3,762,187
Investments and other assets	1,040,193	1,065,453
Total assets	$35,737,832	$38,294,607

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,602,548	$2,376,072
Current portion of long-term debt	3,856	11,494
Income taxes payable	—	147,035
Dividends payable	1,461,816	1,462,316
Total current liabilities	4,068,212	3,996,917

Note payable	140,000	140,000
Deferred income taxes	691,992	692,792
Total liabilities	4,900,212	4,829,709
Stockholders’ equity
Preferred stock, $.01 par value: 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 20,000,000 shares authorized; 3,342,231 shares issued	33,422	33,422
Additional paid-in capital	23,195,991	23,195,991
Retained earnings	12,714,446	15,327,119
Treasury stock, 418,600 and 417,600 shares, at cost	(5,106,239)	(5,091,634)
Total stockholders’ equity	30,837,620	33,464,898
Total liabilities and stockholders’ equity	$35,737,832	$38,294,607

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, Inc.

Condensed Consolidated Statements of Income

	For the Three Months Ended April 30		For the Six Months Ended April 30
	2005	2004	2005	2004

Service Revenue	$4,770,308	$4,373,436	$9,418,088	$8,559,746

Cost of services	2,255,419	2,350,541	4,600,800	4,494,783
Professional fees	253,410	179,002	579,666	397,530
General and administrative	2,139,293	1,768,549	4,197,813	3,655,743
Depreciation and amortization	89,594	76,352	176,803	142,566

Total expenses	4,737,716	4,374,444	9,555,082	8,690,622
Income (loss) from operations	32,592	(1,008)	(136,994)	(130,876)

Other income (expense):
Gain on securities transactions, net	—	738,015	—	558,458
Dividend income	137,551	56,035	137,551	124,571
Interest income	34,015	65,105	153,671	134,920
Interest expense	(3,093)	(7,587)	(6,766)	(23,999)
	168,473	851,568	284,456	793,950
Income before provision (benefit) for income taxes	201,065	850,560	147,462	663,074

Provision (benefit) for income taxes	74,000	321,000	(164,000)	250,000

Net income	$127,065	$529,560	$311,462	$413,074

Net income per common share
Basic	$.04	$.18	$.11	$.14
Diluted	$.04	$.18	$.11	$.14
Weighted average number of common shared outstanding:
Basic	2,923,631	2,924,631	2,924,139	2,924,631
Diluted	2,926,954	2,924,657	2,927,624	2,924,657

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, Inc.

Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended April 30		For the Six Months Ended April 30
	2005	2004	2005	2004
(unaudited)

Net income (loss)	$127,065	$529,560	$311,462	$413,074
Other comprehensive income, net of tax:
Net unrealized holding gain on marketable securities arising during the period, net of income taxes of $ -0- and ($261,000), -0- and $52,457, respectively	—	(505,566)	—	99,237
Reclassification adjustment for losses recognized in net income (loss), net of income tax benefit of $-0-, -0-,-0-, ($169,293), respectively	—	—	—	(507,215)

Other comprehensive loss	—	(505,566)	—	(407,978)

Comprehensive income	$127,065	$23,994	$311,462	$5,096

See accompanying notes to unaudited condensed consolidated financial statements.

NWH, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended April 30,
	2005	2004
(unaudited)

Cash flows from operating activities
Net income	$311,462	$413,074
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	835,432	770,624
Accretion of interest	(61,274)	—
Loss on securities transactions, net	—	(558,458)
Deferred income taxes	(139,000)	(700,000)
Bad debt expense	23,572	—
Changes in assets and liabilities
Trade and other receivables	(281,945)	(445,474)
Refundable income taxes	(190,924)	(45,053)
Prepaid expenses and other current assets	(214,532)	(82,788)
Investments and other assets	(73,795)	(48,718)
Accounts payable and accrued expenses	226,476	(30,162)
Income taxes payable	(147,035)	(970,426)
Net cash provided by (used in) operating activities	288,437	(1,672,740)
Cash flows from investing activities
Acquisition of property and equipment	(259,826)	(202,251)
Increase in internally developed software	(508,042)	(405,479)
Proceeds from sale of marketable securities	14,988,011	4,144,783
Acquisition of written call options	—	(3,585,825)
Proceeds from sale of written call options	—	1,469,400
Net cash provided by investing activities	14,220,143	1,420,628

Cash flows from financing activities
Proceeds of short term debt	—	100,000
Dividends paid	(2,924,632)	(2,924,632)
Principal payments of short-term and long-term debt	(7,638)	(117,664)
Acquisition of treasury stock	(14,605)	—
Principal payments of capital leases	—	(70,946)
Net cash used in financing activities	(2,946,875)	(3,013,242)

Net increase (decrease) in cash and cash equivalents	11,561,705	(3,265,354)
Cash and cash equivalents
Beginning of period	12,137,155	29,309,192
End of period	$23,698,860	$26,043,838

See accompanying notes to unaudited condensed consolidated financial statements

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

3.               Critical Accounting Policies

The Company capitalizes purchased software which is ready for service and development costs for software incurred from the time the preliminary project stage is completed until the software is ready for use.  Under the provisions of Statement of Position 98-1, Accounting for the costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and Company management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended.  Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and (3) interest costs incurred, when material, while developing internal-use software.  Capitalization of such costs ceases no later than the point which the project is substantially complete and ready for its intended purpose.

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

	(unaudited)
	For the Three months Ended April 30,		For the Six months Ended April 30,
	2005	2004	2005	2004
Net income
As reported	$127,065	$529,560	$311,462	$413,074
Deduct total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(6,500)	—	(13,180)

Pro forma	$127,065	$523,060	$311,462	$399,894

Earnings per share
Basic – as reported	$0.04	$0.18	$0.11	$0.14
Basic – pro forma	$0.04	$0.18	$0.11	$0.13
Diluted – as reported	$0.04	$0.18	$0.11	$0.14
Diluted – pro forma	$0.04	$0.18	$0.11	$0.13

6.               Earnings Per Share

Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the dilutive effect of the assumed exercise of stock options.  Reconciliation of the weighted average shares outstanding for basic and diluted earnings per share are as follows:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2005	2004	2005	2004
Weighted average common shares outstanding:
Basic EPS shares	2,923,631	2,924,631	2,924,139	2,924,631
Dilutive effect of stock options	3,323	26	3,485	40,026
Diluted EPS	2,926,954	2,924,657	2,927,624	2,964,657

7.               Segment Information

The company currently operates in two segments; the holding company, including certain investments which are not currently material, and in ENS.

	NWH and Other	ENS	Total
Three months ended April 30, 2005

Revenues:
Service	$—	$4,770,308	$4,770,308
Expenses
Cost of services, professional fees, and general administrative	(563,154)	(4,084,968)	(4,648,122)
Depreciation and amortization	(3,941)	(85,653)	(89,594)
Income (loss) from operations	$(567,095)	$599,687	$32,592

Capital expenditure for property and equipment and internally developed software including capitalized lease obligations	$9,071	$455,119	$464,190

	NWH and Other	ENS	Total
Three months ended April 30, 2004

Revenues:
Service	$—	$4,373,436	$4,373,436
Expenses
Cost of services, professional fees, and general and administrative	(485,137)	(3,812,955)	(4,298,092)
Depreciation and amortization	—	(76,352)	(76,352)
Income (loss) from operations	$(485,137)	$484,129	$(1,008)
Capital expenditure for property and equipment and internally developed software including capitalized lease obligations	$—	$326,767	$326,767

	NWH and Other	ENS	Total
Six months ended April 30, 2005

Revenues:
Service	$—	$9,418,088	$9,418,088
Expenses
Cost of services, professional fees, and general and administrative	(1,144,059)	(8,234,220)	(9,378,279)
Depreciation and amortization	(6,749)	(170,054)	(176,803)
Income (loss) from operations	$(1,150,808)	$1,013,814	$(136,994)
Total assets	$24,238,130	$11,528,702	$35,737,832

Capital expenditure for property and equipment and internally developed software including capitalized lease obligations	$9,071	$758,797	$767,868

	NWH and Other	ENS	Total
Six months ended April 30, 2004

Revenues:
Service	$—	$8,559,746	$8,559,746
Expenses
Cost of services, professional fees, and general and administrative	(987,900)	(7,560,156)	(8,548,056)
Depreciation and amortization	(500)	(142,066)	(142,566)
Income (loss) from operations	$(988,400)	$857,524	$(130,876)
Total assets	$32,499,354	$10,748,645	$43,247,999

Capital expenditure for property and equipment and internally developed software including capitalized lease obligations	$—	$802,817	$802,817

8.               Income Taxes

The provision (benefit) for income taxes for the three and six months ended April 30, 2005 includes a revision of a prior year tax estimate of $-0- and $206,000, respectively.

9.   Dividends

On May 2, 2005, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, payable in cash on August 4, 2005, to stockholders of record at the close of business on July 29, 2005.

On February 7, 2005, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share.  The dividend aggregating $0.50 per share was paid in cash on May 4, 2005 to the shareholders of record at the close of business on April 28, 2005.

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

Over 54,000 providers are connected to ENS’ e-commerce and Internet services which represents a 47% increase over the prior year.  Through payer arrangements, ENS also currently conducts daily paper to e-commerce claim conversion for another 185,000 healthcare providers.  ENS also experienced a 32.6% increase in contracted billable provider sites over the prior year.  All of ENS’ growth was obtained through internal sales versus acquisition.  As of June 7, 2005, ENS was connected to over 1,200 payers, including commercial healthcare plans, managed care organizations, Blue Cross/Blue Shield plans, Medicare, Medicaid and CHAMPUS.  Nearly 90% of all electronic claims received by ENS are directly submitted to contracted payers.

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

•                  Automated Document Services™ (ADS™)  provides payers the complete front-end handling and conversion (imaging/scanning) of paper claims forms to an e-commerce format. Paper claims still constitute from 55% to 60% of provider claims volume industry-wide to commercial payers.  As the claims are converted to an electronic format, ENS captures the names of all paper-submitting providers in order to convert them for other e-commerce services with the payer’s support.  Utilization of Health-e Network® (which includes ADS™) provides a payer with the opportunity to have 100% e-commerce claims receipts.  With ENS as their partner and core e-commerce strategy implementer, payers can increase e-commerce transactions from their provider constituency.

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

As of June 7, 2005, in excess of 54,000 physicians were actively submitting electronic healthcare transactions via Health-e Network® suite of services with an additional 227 contracted provider sites scheduled to be installed during the remainder of calendar 2005.

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

Results of Operations

Six months ended April 30, 2005 as compared to six months ended April 30, 2004:

Services Revenue:

Services revenue increased from $8,559,746 for the six months ended April 30, 2004 to $9,418,088 for the six months ended April 30, 2005 (approximately 10%), reflecting ENS’ increased sales.  See below for a discussion of ENS results of operations.

Cost of Services:

Cost of services increased from $4,494,783 for the six months ended April 30, 2004 to $4,600,800 for the six months ended April 30, 2005 (approximately 2%), reflecting costs related to increased sales at ENS.  See below for a discussion of ENS’ results of operations.

Professional Fees:

Professional fees increased from $397,530 in the six months ended April 30, 2004 to $579,666 in the six months ended April 30, 2005 (approximately 46%) as a result of arbitration proceedings with a major customer over additional business opportunities and review of our other potential legal claims against third parties.  The professional fees relating to the Company independent of ENS’ business increased from $327,731 in the six months ended April 30, 2004 to $391,966 in the six months ended April 30, 2005, reflecting higher levels of transaction activity.

General and Administrative:

General and administrative expense increased from $3,655,743 in the six months ended April 30, 2004 to $4,197,813 in the six months ended Apri1 30, 2005 (approximately15%), reflecting business growth in EDI transactions with providers and payers.  The general and administrative expenses relating to the operations of the Company, independent of ENS’ business, increased from $660,170 in the six months ended April 30, 2004 to $752,093 in the six months ended April 30, 2005.

Depreciation and Amortization:

Depreciation and amortization increased from $142,566 in the six months ended April 30, 2004 to $176,803 in the six months ended April 30, 2005, primarily due to the amortization of additional software development projects.

Loss from Operations:

As a result of the foregoing events, loss from operations increased from a loss of ($130,876) in the six months ended April 30, 2004 to a loss of ($136,994) in the six months ended April 30, 2005.

Gain on Securities Transactions, Net:

We realized a net gain on securities transactions for the six months ended April 30, 2004 of $558,458 as compared to no net gain or loss for the six months ended April 30, 2005, as we had already disposed of our remaining holdings of BellSouth common stock prior to the start of fiscal 2005.  Under Financial Accounting Standards Board Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities,” unrealized gains and losses related to written call options and short sales are recorded in the Statement of Income.  Further, unrealized gains and losses on BellSouth common stock, are recorded through Other Comprehensive (Loss) Income and are only recorded in the Statement of Income when realized upon ultimate sale. The realized and unrealized gain on derivative transactions decreased from a loss of ($209,497) for the six months ended April 30, 2004 to no gain or loss for the six months ended April 30, 2005.  The unrealized loss on Bell South common stock, reflected in Other Comprehensive Income, net of income taxes, for the six months ended April 30, 2004 was ($407,978) as compared to no gain or loss for the six months ended April 30, 2005.

Interest and Dividend Income:

Interest income increased from $134,920 for the six months ended April 30, 2004 to $153,671 for the six months ended April 30, 2005, primarily as a result of higher interest rates and changes in cash levels and our investment in treasury bills with the proceeds of the disposition of our remaining Bell South common stock.  Dividend income increased from $124,571 for the six months ended April 30, 2004 to $137,551 for the six months ended April 30, 2005, due to our investment in various preferred index funds during 2005 as compared to the dividends received from Bell South common stock in 2004.

Interest Expense:

Interest expense decreased from $23,999 in the six months ended April 30, 2004 to $6,766 in the six months ended April 30, 2005, primarily due to a decrease in the average amount of debt and capital lease balances outstanding.

Other Income (Expense):

We realized $793,950 of other income during the six months ended April 30, 2004, which was primarily attributable to our gain on securities transactions, net, while during the six months ended April 30, 2005, we realized other income of $284,456, reflecting our interest income and dividend income, net of interest expense.

Income Before Provision (Benefit) for Income Taxes:

We realized income before provision for income taxes of $663,074 for the six months ended April 30, 2004, primarily as a result of losses on options and gains on sales of Bell South stock, while for the six months ended April 30, 2005, the income before provision for income taxes decreased to $147,462.  These results are primarily attributable to higher interest rates and because there were no securities transactions in 2005.

Provision (Benefit) for Income Taxes:

The provision for income taxes was $250,000 for the six months ended April 30, 2004, as compared to a benefit of $164,000 for the six months ended April 30, 2005.  The benefit for income taxes for the six months ending April 30, 2005 includes primarily the revision of a prior year tax estimate of $206,000.

Net Income:

Net income decreased from $413,074 for the six months ended April 30, 2004 to $311,462 for the six months ended April 30, 2005 as a result of the foregoing events.

Three months ended April 30, 2005 as compared to three months ended April 30, 2004:

Services Revenue:

Services revenue increased from $4,373,436 for the three months ended April 30, 2004 to $4,770,308 for the three months ended April 30, 2005 (approximately 9%), reflecting ENS’ increased sales.  See below for a discussion of ENS results of operations.

Cost of Services:

Cost of services decreased from $2,350,541 for the three months ended April 30, 2004 to $2,255,419 for the three months ended April 30, 2005 (approximately 4%), due to additional labor being capitalized for software development projects.  See below for a discussion of ENS’ results of operations.

Professional Fees:

Professional fees increased from $179,002 in the three months ended April 30, 2004 to $253,410 in the three months ended April 30, 2005 (approximately 42%) as a result of arbitration proceedings with a major customer over additional business opportunities and review of our other potential legal claims against third parties.  The professional fees relating to the Company independent of ENS’ business increased from $143,902 in the three months ended April 30, 2004 to $156,710 in the three months ended April 30, 2005, reflecting higher levels of transaction activity.

General and Administrative:

General and administrative expense increased from $1,768,549 in the three months ended April 30, 2004 to $2,139,293 in the three months ended April 30, 2005 (approximately 21%), reflecting business growth in EDI transactions with providers and payers.  The general and administrative expenses relating to the operations of the Company, independent of ENS’ business, increased from $341,235 in the three months ended April 30, 2004 to $406,444 in the three months ended April 30, 2005.

Depreciation and Amortization:

Depreciation and amortization increased from $76,352 in the three months ended April 30, 2004 to $89,594 in the three months ended April 30, 2005, primarily due to the amortization of additional software development projects.

Income (Loss) from Operations:

As a result of the foregoing events, income from operations increased from a loss of ($1,008) in the three months ended April 30, 2004 to income of $32,592 in the three months ended April 30, 2005.

Gain (Loss) on Securities Transactions, Net:

We realized a gain on securities transactions for the three months ended April 30, 2004 of $738,015 as compared to no net gain or loss for the three months ended April 30, 2005, as we had already disposed of our remaining holdings of BellSouth common stock prior to the start of fiscal 2005.  Under Financial Accounting Standards Board Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities,” unrealized gains and losses related to written call options and short sales are recorded in the Statement of Income.  Further, unrealized gains and losses on BellSouth common stock, are recorded through Other Comprehensive (Loss) Income and are only recorded in the Statement of Income when realized upon ultimate sale. The realized and unrealized gain on derivative transactions decreased from a gain of $738,015 for the three months ended April 30, 2004 to no gain or loss for the three months ended April 30, 2005.

The unrealized loss on Bell South common stock, reflected in Other Comprehensive Income, net of income taxes, for the three months ended April 30, 2004 was a loss of ($505,566) as compared to no gain or loss for the three months ended April 30, 2005.

Interest and Dividend Income:

Interest income decreased from $65,105 for the three months ended April 30, 2004 to $34,015 for the three months ended April 30, 2005, primarily as a result of liquidating our investment  in treasury bills in 2005.  Dividend income increased from $56,035 for the three months ended April 30, 2004 to $137,551 for the three months ended April 30, 2005, due to our investment in various preferred index funds during 2005 as compared to the dividends received from Bell South common stock in 2004.

Interest Expense:

Interest expense decreased from $7,587 in the three months ended April 30, 2004 to $3,093 in the three months ended April 30, 2005, primarily due to a decrease in the average amount of debt and capital lease balances outstanding.

Other Income (Expense):

We realized $851,568 of other income during the three months ended April 30, 2004, which was primarily attributable to our gain on securities transactions, net, while during the three months ended April 30, 2005, we realized other income of $168,473, reflecting our dividend income and interest income, net of interest expense.

Income Before Provision (Benefit) for Income Taxes:

We realized income before provision (benefit) for income taxes of $850,560 for the three months ended April 30, 2004, primarily as a result of losses/gains on options and short positions and sales of Bell South stock, while for the three months ended April 30, 2005, the income before provision (benefit) for income taxes decreased to $201,065.  These results are primarily attributable to higher interest rates and because there were no security transactions in 2005.

Provision (Benefit) for Income Taxes:

The provision for income taxes was $321,000 for the three months ended April 30, 2004, as compared to $74,000 for the three months ended April 30, 2005.

Net Income:

Net income decreased from $529,560 for the three months ended April 30, 2004 to $127,065 for the three months ended April 30, 2005 as a result of the foregoing events.

ENS—Results of Operations:

ENS - Six months ended March 31, 2005 as compared to six months ended March 31, 2004:

Services Revenue:

Services revenue increased from $8,559,746 in the six months ended March 31, 2004 to $9,418,088 in the six months ended March 31, 2005 (approximately 10%), primarily due to growth in sales to providers and related payer income.

Cost of Services:

Cost of services increased from $4,493,091 in the six months ended March 31, 2004 to $4,600,800 in the six months ended March 31, 2005 (approximately 2%), reflecting costs related to increased sales to providers and related payer income which was offset by additional labor being capitalized for software development projects and lower benefit costs.  Included in cost of services for the six months ended March 31, 2004 and March 31, 2005 is amortization of software costs and depreciation of equipment of $628,058 and $658,629, respectively.

Professional Fees:

Professional fees increased from $69,800 in the six months ended March 31, 2004 to $187,700 in the six months ended March 31, 2005 (approximately 169%) as a result of arbitration proceedings with a major customer over additional business opportunities.

General and Administrative:

General and administrative expense increased from $2,084,402 in the six months ended March 31, 2004 to $2,271,441 in the six months ended March 31, 2005 (approximately 9%) reflecting business growth in EDI transactions with providers and payers and increased legal fees from arbitration proceedings.  This amount excludes selling and advertising in the amount of $982,663 and $1,361,979, and includes professional fees of $69,800 and $187,700, for the six months ended March 31, 2004 and 2005, respectively.

Depreciation and Amortization:

Depreciation and amortization increased from $142,066 in the six months ended March 31, 2004 to $170,054 in the six months ended March 31, 2005 (approximately 20%), primarily due to amortization of additional software development projects.

Income from Operations:

As a result of the foregoing events, income from operations increased from $857,524 in the six months ended March 31, 2004 to $1,013,814 in the six months ended March 31, 2005.  We believe ENS will continue profitable operations throughout 2005.

Interest Expense:

Interest expense, exclusive of interest payable to NWH, decreased from $16,616 in the six months ended March 31, 2004 to $6,565 (approximately 60%) in the six months ended March 31, 2005, primarily due to a decrease in the average debt and capital lease balances outstanding during the six months ended March 31, 2005.  For the six months ended March 31, 2004 and March 31, 2005, $161,418 and $120,740 respectively, of interest expensed by ENS to the Company was eliminated in consolidation.

EBITDA:

EBITDA increased from $1,627,648 for the six months ended March 31, 2004 to $1,842,497 for the six months ended March 31, 2005, primarily as a result of increased business levels.  We provide EBITDA (earnings before interest, taxes, depreciation and amortization) information as a guide to the operating performance of ENS.  EBITDA, which is not a term recognized under generally accepted accounting principles, is calculated as the net income plus net interest, income taxes (benefit), depreciation and amortization. Included in depreciation and amortization for the purpose of calculating EBITDA is depreciation of equipment and amortization of software costs.  EBITDA as calculated by the Company may not be comparable to calculations of similarly titled items reported by other companies.

Interest receivable by the Company from ENS was $8,754 at April 30, 2005, for a total outstanding loan to the Company of $5,147,739, including accrued interest.  During the quarters ending January 31, 2005 and April 30, 2005, $700,000 and $600,000, respectively, of the amount owed by ENS to the Company under these loans was paid.  These payments are reflected in the total outstanding loan as of April 30, 2005. The outstanding balance under this loan agreement including interest has been eliminated from the consolidated Financial Statements.

ENS - Three months ended March 31, 2005 as compared to three months ended March 31, 2004:

Services Revenue:

Services revenue increased from $4,373,436 in the three months ended March 31, 2004 to $4,770,308 in the three months ended March 31, 2005 (approximately 9%), primarily due to growth in sales to providers and related payer income.

Cost of Services:

Cost of services decreased from $2,266,042 in the three months ended March 31, 2004 to $2,255,419 in the three months ended March 31, 2005 (approximately 5%), due to additional labor being capitalized for software development projects and lower benefit costs.  Included in cost of services for the three months ended March 31, 2004 and March 31, 2005 is amortization of software costs and depreciation of equipment of $310,602 and $339,313, respectively.

Professional Fees:

Professional fees increased from $35,100 in the three months ended March 31, 2004 to $96,700 in the three months ended March 31, 2005 (approximately 175%) as a result of arbitration proceedings with a major customer over additional business opportunities.

General and Administrative:

General and administrative expense increased from $1,051,219 in the three months ended March 31, 2004 to $1,144,771 in the three months ended March 31, 2005 (approximately 9%) reflecting business growth in EDI transactions with providers and payers and increased legal fees from the arbitration proceedings.  This amount excludes selling and advertising in the amount of $495,694 and $684,778, and includes professional fees of $35,100 and $96,700, for the three months ended March 31, 2004 and 2005, respectively.

Depreciation and Amortization:

Depreciation and amortization increased from $76,352 in the three months ended March 31, 2004 to $85,653 in the three months ended March 31, 2005 (approximately 12%), primarily due to amortization of additional software development projects.

Income from Operations:

As a result of the foregoing events, income from operations increased from $484,129 in the three months ended March 31, 2004 to $599,687 in the three months ended March 31, 2005.  We believe ENS will continue profitable operations throughout 2005.

Interest Expense:

Interest expense, exclusive of interest payable to NWH, decreased from $8,210 in the three months ended March 31, 2004 to $3,093 (approximately 62%) in the three months ended March 31, 2005, primarily due to a decrease in the average debt outstanding during the quarter ended March 31, 2005.  For the three months ended March 31, 2004 and March 31, 2005, $81,262 and $41,714, respectively, of interest expensed by ENS to the Company was eliminated in consolidation.

EBITDA:

EBITDA increased from $871,083 for the three months ended March 31, 2004 to $1,024,653 for the three months ended March 31, 2005, primarily as a result of increased business levels.  We provide EBITDA (earnings before interest, taxes, depreciation and amortization) information as a guide to the operating performance of ENS.  EBITDA, which is not a term recognized under generally accepted accounting principles, is calculated as the net income plus net interest, income taxes (benefit), depreciation and amortization. Included in depreciation and amortization for the purpose of calculating EBITDA is depreciation of equipment and amortization of software costs.  EBITDA as calculated by the Company may not be comparable to calculations of similarly titled items reported by other companies.

Interest receivable by the Company from ENS was $8,754 at April 30, 2005, for a total outstanding loan to the Company of $5,147,739, including accrued interest.  During the quarter ending April 30, 2005, $600,000 of the amount owed by ENS to the Company under these loans was paid.  These payments are reflected in the total outstanding loan as of April 30, 2005. The outstanding balance under this loan agreement including interest has been eliminated from the consolidated Financial Statements.

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

EBITDA:

We define EBITDA as net income plus net interest, income taxes (benefit), depreciation and amortization.  We believe that the most directly comparable GAAP financial measure to EBITDA is net income.  In the discussion of ENS’ EBITDA above, the difference between EBITDA and ENS’ net income (which does not include provision for taxes) (i) for the three months ended March 31, 2005, $1,024,653 and $607,803, respectively, consisted of $8,116 of net interest, $339,313 of depreciation and amortization of software costs and depreciation of equipment included in costs of services and $85,653 of depreciation and amortization and (ii) for the six months ended March 31, 2005, $1,842,497 and $1,027,245, respectively, consisted primarily of $13,431 of net interest, $658,629 of depreciation and amortization of software costs and depreciation of equipment included in costs of services and $170,054 of depreciation and amortization.

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

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2005 we had approximately $23.7 million in cash and cash equivalents, as well as our interest in ENS.  Our assets have been used for, and are currently reserved to fund development of our current businesses, acquisitions of healthcare e-commerce businesses, and development and acquisition of new technologies and businesses in other areas.  Such amount, with earnings thereon, is expected to be sufficient to implement this business plan through October 2005, or for a shorter period if we determine to invest a substantial portion of our assets in major acquisitions, equity investments or stock repurchases.  We actively seek to acquire or invest in healthcare e-commerce or other businesses in telecommunications, media or in unrelated areas.  We may also dispose of assets from time to time.  We have no specific arrangements with respect to any such acquisitions, dispositions or investments at the present time.  There can be no assurance that any such acquisitions, dispositions or investments will be made.

Our board of directors authorized the repurchase of up to 20% of our common stock because we believe, under current market conditions, the repurchase is a favorable investment.  Through April 30, 2005, the Company has repurchased an aggregate of 418,600 shares for a total cost of $5,106,239.  The repurchased shares will also be available for issuance upon exercise of outstanding options.  We did not repurchase any shares in fiscal 2004 or the first quarter of fiscal 2005, but did repurchase 1,000 shares of treasury stock during the second quarter of fiscal 2005.

In each of the previous seven quarters (commencing in July 2003), the Board of Directors of the Company declared a quarterly dividend of $0.30 per share plus a special dividend of $0.20 per share, with each such dividend being paid in cash to all holders of record as of the close of business on a specific date.  On February 7, 2005, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, was paid in cash on May 4, 2005, to holders of record at the close of business on April 29, 2005.  On May 2, 2005, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, will be payable in cash on August 4, 2005, to holders of record at the close of business on July 29, 2005.  The Company reviews its dividend policy on a quarterly basis.

During the fiscal year ended October 31, 2004, we settled our option liabilities on BellSouth common stock, sold our remaining holdings of BellSouth common stock and invested cash in U.S. government treasury bills.  During the quarter ended April 30, 2004, we liquidated our investment in U.S. government treasury bills and invested the cash liquidated thereby, along with additional cash, in preferred index funds.

During the first two quarters of 2005, the Company spent $767,868 on fixed assets, including $508,042 for internally developed software and $259,826 for computer and office equipment required for increased claims processing, new payer contracts and other business growth.

Operating overhead costs of ENS have increased at a slower rate than revenue as a result of cost cutting measures and production efficiencies gained. We anticipate increased revenues in the near future.  The combination of these factors going forward will improve overall profitability, allowing ENS to sustain itself on cash flows from its operations without further investment from NWH.

ENS - Liquidity and Capital Resources:

ENS’ historical losses were financed principally through equity investments by the Company and loans from the Company, and these loans totaled $5,538,985 through March 31, 2005 (including previously accrued interest that had been converted to principal).  ENS plans additional investment in its technology enhancements, including further development and implementation of XpediteTM, its full contact management operating system; its Internet claims processing system; hosting of new HIPAA transactions;  ECT, an Internet based full claims tracking system; additional payer connectivity; and enhancements to broaden the transactions processing infrastructure.

Although we believe that ENS may need to obtain additional financing to accelerate its strategic business plan, based upon existing contracts with physicians, other providers, payers and management companies and current expense levels, management expects ENS to continue profitable operations, established in the third quarter of fiscal 2001, through fiscal 2005.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	$3,856	$3,856	—	—	—
Operating Lease Obligations	$703,030	$423,516	$279,514	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$706,886	$427,372	$279,514	—	—

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

Changes in prevailing interest rates will cause the yield on our investments and the costs of shorts and options to fluctuate.  To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and marketable securities in commercial paper, non-government debt securities, money market funds, highly liquid U.S. Treasury notes and federal agency notes and other low risk investments.  We view these high grade securities within our portfolio as having similar market risk characteristics. The weighted-average interest rate of the portfolio was 3.4% at April 30, 2005.

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

ITEM 4.                             CONTROLS AND PROCEDURES

As of April 30, 2005, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management.  Based on that evaluation, management has concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, as of April 30, 2005.  There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting of Stockholders held on May 2, 2005, the Company’s stockholders approved and ratified the following actions:

1.                                       Election of Directors:

The following individuals were re-elected as Class II directors of the Company:

	Number of Votes For	Number of Votes Withheld

Michael A. McManus, Jr.	2,441,046	88,205
Vincent Tese	2,517,620	11,631

to serve until the 2008 Annual Meeting of Stockholders and until their respective successors have been elected and qualified.

2.                                      2,517,620 shares were voted in favor of the appointment of McGladrey & Pullen, LLP as independent auditors of the Company until the next Annual Meeting of Stockholders, 11,631 shares were voted against, and there were no abstentions.

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

Date: June 13, 2005

NWH, INC.
(Registrant)

	By:	/s/ Terrence S. Cassidy
Terrence S. Cassidy, President and Principal Accounting Officer