Form 10-Q
period 2005-07-31
NWH INC
filed 2005-09-14
CIK 915016

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Common Stock, $.01 par value: 2,924,631 shares as of September 13, 2005.

NWH, Inc.

NWH, Inc.

Consolidated Balance Sheets

	July 31,	October 31,
	2005	2004
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$22,349,376	$12,137,155
Marketable securities	—	14,926,737
Trade and other receivables, net of allowances of $60,000 and $40,000	2,728,473	2,862,921
Prepaid expenses and other current assets	695,118	475,895
Refundable income taxes	536,731	—
Total current assets	26,309,698	30,402,708
Property and equipment, net of accumulated depreciation of $3,395,170 and $3,054,359	743,659	750,474
Internally developed software, net of accumulated amortization of $2,972,231 and $2,195,888	2,566,078	2,313,785
Goodwill	3,762,187	3,762,187
Investments and other assets	1,083,938	1,065,453
Total assets	$34,465,560	$38,294,607

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,392,861	$2,376,072
Current portion of long-term debt	—	11,494
Income taxes payable	—	147,035
Dividends payable	1,461,816	1,462,316
Total current liabilities	3,854,677	3,996,917

Note payable	140,000	140,000
Deferred income taxes	940,801	692,792
Total liabilities	4,935,478	4,829,709

Stockholders’ equity
Preferred stock, $.01 par value: 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 20,000,000 shares authorized; 3,342,231 shares issued (2,923,631 and 2,924,631 shares outstanding)	33,422	33,422
Additional paid-in capital	23,195,991	23,195,991
Retained earnings	11,406,908	15,327,119
Treasury stock, 418,600 and 417,600 shares, at cost	(5,106,239)	(5,091,634)
Total stockholders’ equity	29,530,082	33,464,898
Total liabilities and stockholders’ equity	$34,465,560	$38,294,607

See accompanying notes to unaudited consolidated financial statements.

NWH, Inc.

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2005	2004	2005	2004

Service revenue	$4,747,129	$4,480,541	$14,165,217	$13,040,287

Cost of services	2,215,829	2,293,103	6,816,629	6,786,203
Professional fees	306,856	260,100	886,522	657,630
General and administrative	2,188,318	1,912,735	6,386,131	5,570,161
Depreciation and amortization	88,113	77,939	264,916	220,505

Total expenses	4,799,116	4,543,877	14,354,198	13,234,499
Loss from operations	(51,987)	(63,336)	(188,981)	(194,212)

Other income (expense):
Gain on securities transactions, net	50,000	357,385	50,000	915,843
Dividend income	160,510	32,400	298,061	156,971
Interest income	28,435	72,136	182,106	207,056
Interest expense	4,730	(30,529)	(2,036)	(54,528)
	243,675	431,392	528,131	1,225,342
Income before provision (benefit) for income taxes	191,688	368,056	339,150	1,031,130

Provision (benefit) for income taxes	37,413	158,500	(126,587)	408,500

Net income	$154,275	$209,556	$465,737	$622,630

Net income per common share
Basic	$.05	$.07	$.16	$.21
Diluted	$.05	$.07	$.16	$.21
Weighted average number of common shares outstanding:
Basic	2,923,631	2,924,631	2,923,968	2,924,631
Diluted	2,928,168	2,952,749	2,927,689	2,961,177

See accompanying notes to unaudited consolidated financial statements.

NWH, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2005	2004	2005	2004

Net income	$154,275	$209,556	$465,737	$622,630
Other comprehensive income, net of tax:
Net unrealized holding gain on marketable securities arising during the period, net of income taxes of $ -0- and $4,726, -0- and $57,476, respectively	—	7,794	—	107,030
Reclassification adjustment for gains recognized in net income, net of income tax benefit of $-0-, ($112,173), -0-, ($373,476), respectively	—	(217,747)	—	(724,962)

Other comprehensive loss	—	(209,953)	—	(617,932)

Comprehensive income (loss)	$154,275	$(397)	$465,737	$4,698

See accompanying notes to unaudited consolidated financial statements.

NWH, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended July 31,
	2005	2004

Cash flows from operating activities
Net income	$465,737	$622,630
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Depreciation and amortization	1,287,028	1,170,670
Accretion of interest	(61,274)	—
Gains on securities transactions, net	(50,000)	(915,843)
Deferred income taxes	248,009	(1,860,000)
Bad debt expense	42,063	30,064
Changes in assets and liabilities
Trade and other receivables	92,385	(41,832)
Refundable income taxes	(536,731)	—
Prepaid expenses and other current assets	(443,310)	(227,610)
Other assets	35,727	(48,892)
Accounts payable and accrued expenses	16,789	(153,249)
Current income taxes payable	(147,035)	89,109
Net cash provided by (used in) operating activities	949,388	(1,334,953)
Cash flows from investing activities
Acquisition of property and equipment	(333,996)	(190,780)
Increase in internally developed software	(1,028,635)	(555,607)
Proceeds from sale of marketable securities	14,988,011	7,775,207
Acquisition of written call options	—	(4,232,025)
Proceeds from sale of written call options	—	2,195,000
Proceeds from sale of investment	50,000	—
Net cash provided by investing activities	13,675,380	4,991,795

Cash flows from financing activities
Dividends paid	(4,386,448)	(4,386,948)
Proceeds of short-term debt	—	100,000
Principal payments of short-term and long-term debt	—	(248,247)
Acquisition of treasury stock	(14,605)	—
Principal payments of capital leases	(11,494)	(117,664)
Net cash used in financing activities	(4,412,547)	(4,652,859)

Net increase (decrease) in cash and cash equivalents	10,212,221	(996,017)
Cash and cash equivalents
Beginning of period	12,137,155	29,309,192
End of period	$22,349,376	$28,313,175

See accompanying notes to unaudited consolidated financial statements

NWH, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.               Basis of Presentation

The accompanying unaudited consolidated financial statements of NWH, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial statements for these interim periods, have been recorded. Operating results for the interim period are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

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

4.               Recently Issued Accounting Pronouncements

In May 2005, the FASB issued FASB statement 154, Accounting for Changes and Error Corrections, which replaces APB Opinion No. 20 Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in the income statement.

This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. FAS 154 requires the Company to adopt the new accounting provisions beginning November 2005. The Company does not anticipate recording any accounting changes and error corrections.

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

	For the Three months Ended July 31,		For the Nine Months Ended July 31,
	2005	2004	2005	2004
Net income
As reported	$154,275	$209,556	$465,737	$622,630
Deduct total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15,048)	(14,718)	(15,048)	(41,220)

Pro forma	$139,227	$194,838	$450,689	$581,410

Earnings per share
Basic – as reported	$0.05	$0.07	$0.16	$0.21
Basic – pro forma	$0.05	$0.07	$0.15	$0.20
Diluted – as reported	$0.05	$0.07	$0.16	$0.21
Diluted – pro forma	$0.05	$0.07	$0.15	$0.20

6.               Earnings Per Share

Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the dilutive effect of the assumed exercise of stock options.  Reconciliation of the weighted average shares outstanding for basic and diluted earnings per share are as follows:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2005	2004	2005	2004
Weighted average common shares outstanding:
Basic EPS shares	2,923,631	2,924,631	2,923,968	2,924,631
Dilutive effect of stock options	4,537	28,118	3,721	36,546
Diluted EPS	2,928,168	2,952,749	2,927,689	2,961,177

7.               Segment Information

The company currently operates in two segments: the holding company, including certain investments which are currently not material; and its investments in ENS.

Segments were determined based on services provided by each segment.  Accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company evaluates performance based on profit or loss from operations before income taxes not including net interest and dividends, depreciation, amortization, and gain on securities transactions.

	NWH and Other	ENS	Segment Totals	Adjustments	Consolidated Totals
Three months ended July 31, 2005

Revenues from external customers	$—	$4,747,129	$4,747,129	$—	$4,747,129
Cost of services (excluding depreciation and amortization), professional fees, and general and administrative	(580,598)	(3,766,923)	(4,347,521)	—	$(4,347,521)
Segment (loss) income	$(580,598)	$980,206	$399,608	$—	$399,608

Expenditure for segment assets (property and equipment and internally developed software including capitalized lease obligations)	$—	$594,764	$594,764	$—	$594,764

	NWH and Other	ENS	Segment Totals	Adjustments	Consolidated Totals
Three months ended July 31, 2004
Revenues from external customers	$—	$4,480,541	$4,480,541	$—	$4,480,541
Cost of services (excluding depreciation and amortization), professional fees, and general and administrative	(580,591)	(3,564,922)	(4,145,513)	1,683	(4,143,830)
Segment (loss) income	$(580,591)	$915,619	$335,028	$1,683	$336,711

Expenditure for segment assets (property and equipment and internally developed software including capitalized lease obligations)	$—	$138,658	$138,658	$—	$138,658

Nine months ended July 31. 2005

Revenues from external customers	$—	$14,165,217	$14,165,217	$—	$14,165,217
Cost of services (excluding depreciation and amortization), professional fees, and general and administrative	(1,724,657)	(11,342,513)	(13,067,170)	—	(13,067,170)
Segment (loss) income	$(1,724,657)	$2,822,704	$1,098,047	$—	$1,098,047

Expenditure for segment assets (property and equipment and internally developed software including capitalized lease obligations)	$9,071	$1,353,560	$1,362,631	$—	$1,362,631

Segment assets	$36,167,992	$7,786,056	$43,954,048	$(9,488,488)	$34,465,560
Segment liabilities	$2,151,972	$8,088,873	$10,240,845	$(5,305,367)	$4,935,478

Nine months ended July 31, 2004
Revenues from external customers	$—	$13,040,287	$13,040,287	$—	$13,040,287
Cost of services (excluding depreciation and amortization), professional fees, and general and administrative	(1,566,817)	(10,497,012)	(12,063,829)	—	(12,063,829)
Segment (loss) income	$(1,566,817)	$2,543,275	$976,458	$—	$976,458

Expenditure for segment assets (property and equipment and internally developed software including capitalized lease obligations)	$—	$746,387	$746,387	$—	$746,387

Segment assets	$45,127,893	$7,053,819	$52,181,712	(10,852,792)	$41,328,920
Segment liabilities	$5,022,918	$8,124,807	$13,147,725	$(6,789,685)	$6,358,040

The following represents the reconciliation of segment (loss) income and (loss) income before income taxes:

	NWH and		Segment		Consolidated
	Other	ENS	Totals	Adjustments	Totals
Three months ended July 31, 2005

Segment (loss) income	$(580,598)	$980,206	$399,608	$—	$399,608
Depreciation and amortization	(3,375)	(448,220)	(451,595)	—	(451,595)
Gain on security transactions	50,000	—	50,000	—	50,000
Dividend income	160,510	—	160,510	—	160,510
Interest income	55,984	9,797	65,781	(37,346)	28,435
Interest expense	(4,266)	(29,062)	(33,328)	38,058	4,730
(Loss) income before income taxes	$(321,745)	$512,721	$190,976	$712	$191,688

Three months ended July 31, 2004
Segment (loss) income	$(580,591)	$915,619	$335,028	$1,683	$336,711
Depreciation and amortization	—	(400,047)	(400,047)	—	(400,047)
Gain on security transactions	357,385	—	357,385	—	357,385
Dividend income	32,400	—	32,400	—	32,400
Interest income	148,521	4,765	153,286	(81,150)	72,136
Interest expense	—	(110,797)	(110,797)	80,268	(30,529)
(Loss) income before income taxes	$(42,285)	$409,540	$367,255	$801	$368,056

Nine months ended July 31. 2005
Segment (loss) income	$(1,724,657)	$2,822,704	$1,098,047	$—	$1,098,047
Depreciation and amortization	(10,124)	(1,276,904)	(1,287,028)	—	(1,287,028)
Gain on security transactions	50,000	—	50,000	—	50,000
Dividend income	298,061	—	298,061	—	298,061
Interest income	296,440	29,793	326,233	(144,127)	182,106
Interest expense	(4,467)	(156,367)	(160,834)	158,798	(2,036)
(Loss) income before income taxes	$(1,094,747)	$1,419,226	$324,479	$14,671	$339,150

Nine months ended July 31, 2004
Segment (loss) income	$(1,566,817)	$2,543,275	$976,458	$—	$976,458
Depreciation and amortization	(500)	(1,170,170)	(1,170,670)	—	(1,170,670)
Gain on security transactions	915,843	—	915,843	—	915,843
Dividend income	156,971	—	156,971	—	156,971
Interest income	435,110	13,632	448,742	(241,686)	207,056
Interest expense	(7,383)	(288,831)	(296,214)	241,686	(54,528)
(Loss) income before income taxes	$(66,776)	$1,097,906	$1,031,130	$—	$1,031,130

Expenditures for segment assets include property and equipment and internally developed software including capitalized lease obligations.

Adjustments represent the elimination of the notes payable from ENS to NWH and the related interest and NWH’s investment in ENS and other subsidiaries.

8.               Income Taxes

The provision (benefit) for income taxes for the three and nine months ended April 30, 2005 includes a revision of a prior year tax estimate of $11,000 and $217,000, respectively.

9.     Dividends

On August 4, 2005, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share.  The dividend aggregating $0.50 per share, payable in cash on November 3, 2005 to the shareholders of record at the close of business on October 28, 2005.

On May 2, 2005, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, was paid in cash on August 4, 2005, to stockholders of record at the close of business on July 29, 2005.

10.   Subsequent Event

The Company’s arbitration with a major customer over additional business opportunities was resolved on August 4, 2005, with an award of $1,000,757 to ENS, which is expected to be paid and recorded in the quarter ending October 31, 2005. There will be further proceedings relating to determination of any award of related expenses.

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

Over 71,000 providers are connected to ENS’ e-commerce and Internet services which represents a 106.4% increase over the prior year due to more connections with gateways.  Through payer arrangements, ENS also currently conducts daily paper to
e-commerce claim conversion for another 185,000 healthcare providers.  ENS also experienced a 30.3% increase in contracted billable provider sites over the prior year.  All of ENS’ growth was obtained through internal sales versus acquisition.  As of September 12, 2005, ENS was connected to over 1200 payers, including commercial healthcare plans, managed care organizations, Blue Cross/Blue Shield plans, Medicare, Medicaid and CHAMPUS.  Approximately 87.4% of all electronic claims received by ENS are directly submitted to contracted payers.

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

ENS Services – Health-e Network®

ENS’ Health-e Network® suite of services addresses all of the healthcare industry’s administrative transaction processing needs, both e-commerce and paper.  As a provider of a full-cycle payer and provider e-commerce services, ENS enhances the providers’ and payers’ administrative efficiency.  The service offerings range from a front-end data capture/transmission software, to advanced pre-adjudication software, to simple mailroom services.  ENS currently provides e-commerce connectivity to over 1200 payers for the e-commerce claims component of Health-e Network® and provides several payers with connectivity for the entire suite of HIPAA-mandated administrative transactions between payers and providers.

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

As of September 12, 2005, in excess of 71,000 physicians were actively submitting electronic healthcare transactions via Health-e Network® suite of services with an additional 227 contracted provider sites scheduled to be installed during the remainder of calendar 2005.

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

Results of Operations

Nine months ended July 31, 2005 as compared to nine months ended July 31, 2004:

Service Revenue:

Service revenue increased from $13,040,287 for the nine months ended July 31, 2004 to $14,165,217 for the nine months ended July 31, 2005 (approximately 8.6%), reflecting ENS’ increased sales.  See below for a discussion of ENS results of operations.

Cost of Services:

Cost of services increased from $6,786,203 for the nine months ended July 31, 2004 to $6,816,629 for the nine months ended July 31, 2005 (approximately .4%), reflecting costs related to increased sales at ENS.  See below for a discussion of ENS’ results of operations.

Professional Fees:

Professional fees increased from $657,630 in the nine months ended July 31, 2004 to $886,522 in the nine months ended July 31, 2005 (approximately 34.9%) as a result of arbitration proceedings with a major ENS customer over additional business opportunities and review of our other potential legal claims against third parties.  See Legal Proceedings below.  The professional fees relating to the Company independent of ENS’ business increased from $542,230 in the nine months ended July 31, 2004 to $606,572 in the nine months ended July 31, 2005, reflecting higher levels of transaction activity.

General and Administrative:

General and administrative expense increased from $5,570,161 in the nine months ended July 31, 2004 to $6,386,131 in the nine months ended Apri1 30, 2005 (approximately 14.6%), reflecting business growth in EDI transactions with providers and payers.  The general and administrative expenses relating to the operations of the Company, independent of ENS’ business, increased from $1,024,587 in the nine months ended July 31, 2004 to $1,108,085 in the nine months ended July 31, 2005.

Depreciation and Amortization:

Depreciation and amortization increased from $220,505 in the nine months ended July 31, 2004 to $264,916 in the nine months ended July 31, 2005, primarily due to the amortization of additional software development projects.

Loss from Operations:

As a result of the foregoing events, loss from operations decreased from a loss of ($194,212) in the nine months ended July 31, 2004 to a loss of ($188,981) in the nine months ended July 31, 2005.

Gain on Securities Transactions, Net:

We realized a net gain on securities transactions for the nine months ended July 31, 2004 of $915,843 as compared to a net gain of $50,000 for the nine months ended July 31, 2005, as we had already disposed of our remaining holdings of BellSouth common stock prior to the start of fiscal 2005.  The gain in fiscal 2005 relates to sale of a minor telecommunications investment.  Under Financial Accounting Standards Board Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities,” unrealized gains and losses related to written call options and short sales are recorded in the Statement of Income.  Further, unrealized gains and losses on BellSouth common stock, are recorded through Other Comprehensive (Loss) Income and are only recorded in the Statement of Income when realized upon ultimate sale. The realized and unrealized gain on derivative transactions decreased from a gain of $107,030 for the nine months ended July 31, 2004 to no gain or loss for the nine months ended July 31, 2005.  The unrealized loss on Bell South common stock, reflected in Other Comprehensive Income, net of income taxes, for the nine months ended July 31, 2004 was ($617,932) as compared to no gain or loss for the nine months ended July 31, 2005.

Interest and Dividend Income:

Interest income decreased from $207,056 for the nine months ended July 31, 2004 to $182,106 for the nine months ended July 31, 2005, primarily as a result of lower interest rates and changes in cash levels (reflecting in part payment of dividends) and our investment in treasury bills with the proceeds of the disposition of our remaining Bell South common stock.  Dividend income increased from $156,971 for the nine months ended July 31, 2004 to $298,061 for the nine months ended July 31, 2005, due to our investment in various preferred index funds during 2005 as compared to the dividends received from Bell South common stock in 2004.

Interest Expense:

Interest expense decreased from $54,528 in the nine months ended July 31, 2004 to $2,036 in the nine months ended July 31, 2005, primarily due to a decrease in the average amount of debt and capital lease balances outstanding and the reversal of accrued interest.

Other Income (Expense):

We realized $1,225,342 of other income during the nine months ended July 31, 2004, which was primarily attributable to our gain on securities transactions, net, while during the nine months ended July 31, 2005, we realized other income of $528,106, reflecting our interest income and dividend income, net of interest expense.

Income Before Provision (Benefit) for Income Taxes:

We realized income before provision for income taxes of $1,031,030 for the nine months ended July 31, 2004, primarily as a result of losses on options and gains on sales of Bell South stock, while for the nine months ended July 31, 2005, the income before provision for income taxes decreased to $339,150.  These results are primarily attributable to higher interest rates and the reduction in securities transactions in 2005.

Provision (Benefit) for Income Taxes:

The provision for income taxes was $408,500 for the nine months ended July 31, 2004, as compared to a benefit of ($126,587) for the nine months ended July 31, 2005.  The benefit for income taxes for the nine months ending July 31, 2005 reflects the revision of prior year tax estimates of $217,000.

Net Income:

Net income decreased from $622,630 for the nine months ended July 31, 2004 to $465,737 for the nine months ended July 31, 2005 as a result of the completion of the sale of our BellSouth securities in 2004 as reflected in gain on securities transactions, net and the other foregoing matters.

Three months ended July 31, 2005 as compared to three months ended July 31, 2004:

Service Revenue:

Service revenue increased from $4,480,541 for the three months ended July 31, 2004 to $4,747,129 for the three months ended July 31, 2005 (approximately 5.9%), reflecting ENS’ increased sales.  See below for a discussion of ENS results of operations.

Cost of Services:

Cost of services decreased from $2,293,103 for the three months ended July 31, 2004 to $2,215,829 for the three months ended July 31, 2005 (approximately 3.4%), due to a higher proportion of labor being capitalized for software development projects related to new business.  See below for a discussion of ENS’ results of operations.

Professional Fees:

Professional fees increased from $260,100 in the three months ended July 31, 2004 to $306,856 in the three months ended July 31, 2005 (approximately 18.0%) as a result of arbitration proceedings with a major customer over additional business opportunities.  See Legal Proceedings.  The professional fees relating to the Company independent of ENS’ business increased from $214,500 in the three months ended July 31, 2004 to $214,606 in the three months ended July 31, 2005.

General and Administrative:

General and administrative expense increased from $1,912,735 in the three months ended July 31, 2004 to $2,188,318 in the three months ended July 31, 2005 (approximately 14.4%), reflecting business growth in EDI transactions with providers and payers.  The general and administrative expenses relating to the operations of the Company, independent of ENS’ business, decreased from $366,100 in the three months ended July 31, 2004 to $365,992 in the three months ended July 31, 2005.

Depreciation and Amortization:

Depreciation and amortization increased from $77,939 in the three months ended July 31, 2004 to $88,113 in the three months ended July 31, 2005, primarily due to the amortization of additional software development projects.

Loss from Operations:

As a result of the foregoing events, loss from operations increased from a loss of ($63,336) in the three months ended July 31, 2004 to a loss of ($51,987) in the three months ended July 31, 2005.

Gain (Loss) on Securities Transactions, Net:

We realized a gain on securities transactions for the three months ended July 31, 2004 of $357,385 as compared to a gain of $50,000 for the three months ended July 31, 2005, as we had already disposed of our remaining holdings of BellSouth common stock prior to the start of fiscal 2005.  The gain in fiscal 2005 relates to sale of a minor telecommunications investment.  Under Financial Accounting Standards Board Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities,” unrealized gains and losses related to written call options and short sales are recorded in the Statement of Income.  Further, unrealized gains and losses on BellSouth common stock, are recorded through Other Comprehensive (Loss) Income and are only recorded in the Statement of Income when realized upon ultimate sale. The realized and unrealized gain on derivative transactions decreased from a gain of $7,794 for the three months ended July 31, 2004 to no gain or loss for the three months ended July 31, 2005.  The unrealized loss on Bell South common stock, reflected in Other Comprehensive Income, net of income taxes, for the three months ended July 31, 2004 was a loss of ($217,747) as compared to no gain or loss for the three months ended July 31, 2005.

Interest and Dividend Income:

Interest income decreased from $72,136 for the three months ended July 31, 2004 to $28,780 for the three months ended July 31, 2005, primarily as a result of liquidating our investment in treasury bills in 2005.  Dividend income increased from $32,400 for the three months ended July 31, 2004 to $160,510 for the three months ended July 31, 2005, due to our investment in various preferred index funds during 2005 as compared to the dividends received from BellSouth common stock in 2004.

Interest (Expense) Income:

Interest expense decreased from ($30,529) in the three months ended July 31, 2004 to income of $4,730 in the three months ended July 31, 2005, primarily due to a decrease in the average amount of debt and capital lease balances outstanding and the reversal of accrued interest.

Other Income (Expense):

We realized $431,392 of other income during the three months ended July 31, 2004, which was primarily attributable to our gain on securities transactions, net, while during the three months ended July 31, 2005, we realized other income of $243,675, reflecting minor gain on securities transactions, net, our dividend income and our interest income, net of interest expense.

Income Before Provision (Benefit) for Income Taxes:

We realized income before provision (benefit) for income taxes of $368,056 for the three months ended July 31, 2004, primarily as a result of losses/gains on options and short positions and sales of Bell South stock, while for the three months ended July 31, 2005, the income before provision (benefit) for income taxes decreased to $191,688.  These results are primarily attributable to higher interest rates and because there was only one small security transaction in 2005.

Provision (Benefit) for Income Taxes:

The provision for income taxes was $158,500 for the three months ended July 31, 2004, as compared to $37,413 for the three months ended July 31, 2005.  The provision for income taxes for the three months ending July 31, 2005 reflects the revision of a prior period tax estimate of $11,000.

Net Income:

Net income decreased from $209,556 for the three months ended July 31, 2004 to $154,275 for the three months ended July 31, 2005 as a result of the completion of the sale of our BellSouth securities in 2004 as reflected in gain on securities transactions, net and the other foregoing matters.

ENS—Results of Operations:

ENS - Nine months ended June 30, 2005 as compared to nine months ended June 30, 2004:

Service Revenue:

Service revenue increased from $13,040,287 in the nine months ended June 30, 2004 to $14,165,217 in the nine months ended June 30, 2005 (approximately 8.6%), primarily due to growth in sales to providers and related payer income.

Cost of Services:

Cost of services increased from $6,786,203 in the nine months ended June 30, 2004 to $6,816,629 in the nine months ended June 30, 2005 (approximately .4%), reflecting costs related to increased sales to providers and related payer income which was offset by additional labor being capitalized for software development projects related to new business and lower benefit costs.   Included in cost of services for the nine months ended June 30, 2004 and June 30, 2005 is amortization of software costs and depreciation of equipment of $950,165 and $1,022,112, respectively.  The increase in cost of services was relatively lower than the increase in service revenue primarily because of increased operational efficiency.

General and Administrative:

General and administrative expense increased from $3,184,588 in the nine months ended June 30, 2004 to $3,424,510 in the nine months ended June 30, 2005 (approximately 7.5%) reflecting business growth in EDI transactions with providers and payers and increased legal fees from arbitration proceedings.  This amount excludes selling and advertising in the amount of $1,476,386 and $2,123,486, and includes professional fees of $115,400 and $279,950, for the nine months ended June 30, 2004 and 2005, respectively.

Depreciation and Amortization:

Depreciation and amortization increased from $220,005 in the nine months ended June 30, 2004 to $254,792 in the nine months ended June 30, 2005 (approximately 15.8%), primarily due to amortization of additional software development projects.

Income from Operations:

As a result of the foregoing events, income from operations increased from $1,373,105 in the nine months ended June 30, 2004 to $1,545,800 (approximately 12.6%) in the nine months ended June 30, 2005.  We believe ENS will continue profitable operations throughout 2005.

Interest Expense:

Interest expense, exclusive of interest payable to NWH, decreased from $47,145 in the nine months ended June 30, 2004 to income of $2,431 (approximately 105.2%) in the nine months ended June 30, 2005, primarily due to a decrease in the average debt and capital lease balances outstanding and the reversal of prior accrued interest during the nine months ended June 30, 2005.  For the nine months ended June 30, 2004 and June 30, 2005, $241,686 and $158,797 respectively, of interest expensed by ENS to the Company was eliminated in consolidation.

Segment Income:

Segment income increased from $2,543,275 for the nine months ended June 30, 2004 to $2,822,704 for the nine months ended June 30, 2005, primarily as a result of increased business levels.  We calculate segment income as income before income taxes excluding interest,  depreciation and amortization.  See Note 7 to the Consolidated Financial Statements for a presentation of segment income.

Interest receivable by the Company from ENS was $12,329 at July 31, 2005, for a total outstanding loan to the Company of $4,851,314, including accrued interest.  During the quarters ending January 31, 2005, April 30, 2005 and July 31, 2005, $700,000, $600,000 and $300,000, respectively, of the amount owed by ENS to the Company under these loans was paid.  These payments are reflected in the total outstanding loan as of July 31, 2005. The outstanding balance under this loan agreement including interest has been eliminated from the consolidated Financial Statements.

ENS - Three months ended June 30, 2005 as compared to three months ended June 30, 2004:

Service Revenue:

Service revenue increased from $4,480,541 in the three months ended June 30, 2004 to $4,747,129 in the three months ended June 30, 2005 (approximately 5.9%), primarily due to growth in sales to providers and related payer income.

Cost of Services:

Cost of services decreased from $2,293,103 in the three months ended June 30, 2004 to $2,215,829 in the three months ended June 30, 2005 (approximately 3.4%), due to additional labor being capitalized for software development projects related to new business and lower benefit costs.  Included in cost of services for the three months ended June 30, 2004 and June 30, 2005 is amortization of software costs and depreciation of equipment of $322,108 and $363,482, respectively.

General and Administrative:

General and administrative expense increased from $1,100,204 in the three months ended June 30, 2004 to $1,153,069 in the three months ended June 30, 2005 (approximately 4.8%) reflecting business growth in EDI transactions with providers and payers and increased legal fees from the arbitration proceedings.  This amount excludes selling and advertising in the amount of $493,723 and $761,507 and includes professional fees of $45,600 and $92,250, for the three months ended June 30, 2004 and 2005, respectively.

Depreciation and Amortization:

Depreciation and amortization increased from $77,939 in the three months ended June 30, 2004 to $84,738 in the three months ended June 30, 2005 (approximately 8.7%), primarily due to amortization of additional software development projects.

Income from Operations:

As a result of the foregoing events, income from operations increased from $515,572 in the three months ended June 30, 2004 to $531,986 in the three months ended June 30, 2005.  We believe ENS will continue profitable operations throughout 2005 and 2006.

Interest Expense:

Interest expense, exclusive of interest payable to NWH, decreased from $30,529 in the three months ended June 30, 2004 to income of $8,996 (approximately 129.5%) in the three months ended June 30, 2005, primarily due to a decrease in the average debt outstanding and the reversal of prior accrued interest during the quarter ended June 30, 2005.  For the three months ended June 30, 2004 and June 30, 2005, $80,268 and $38,058, respectively, of interest expensed by ENS to the Company was eliminated in consolidation.

Segment Income:

Segment income increased from $915,619 for the three months ended June 30, 2004 to $980,206 for the three months ended June 30, 2005, primarily as a result of increased business levels.  We calculate segment income as income before income taxes excluding interest, depreciation and amortization.  See Note 7 to the Consolidated Financial Statements for a presentation of segment income.

Interest receivable by the Company from ENS was $12,329 at July 31, 2005, for a total outstanding loan to the Company of $4,851,314, including accrued interest.  During the quarter ending July 31, 2005, $300,000 of the amount owed by ENS to the Company under these loans was paid.  These payments are reflected in the total outstanding loan as of July 31, 2005. The outstanding balance under this loan agreement including interest has been eliminated from the consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2005 we had approximately $22.3 million in cash and cash equivalents, as well as our interest in ENS.  Our assets have been used for, and are currently reserved to fund development of our current businesses, acquisitions of healthcare
e-commerce businesses, and development and acquisition of new technologies and businesses in other areas.  Such amount, with earnings thereon, is expected to be sufficient to implement this business plan through October 2006, or for a shorter period if we determine to invest a substantial portion of our assets in major acquisitions, equity investments or stock repurchases.  We actively seek to acquire or invest in healthcare e-commerce or other businesses in telecommunications, media or in unrelated areas.  We may also dispose of assets from time to time.  We have no specific arrangements with respect to any such acquisitions, dispositions or investments at the present time.  There can be no assurance that any such acquisitions, dispositions or investments will be made.

Our board of directors authorized the repurchase of up to 20% of our common stock because we believe, under current market conditions, the repurchase is a favorable investment.  Through July 31, 2005, the Company has repurchased an aggregate of 418,600 shares for a total cost of $5,106,239.  The repurchased shares will also be available for issuance upon exercise of outstanding options.  We did not repurchase any shares in fiscal 2004, the first quarter of fiscal 2005, or the third quarter of fiscal 2005.  We repurchased 1,000 shares of treasury stock during the second quarter of fiscal 2005.

In each of the previous eight quarters (commencing in July 2003), the Board of Directors of the Company declared a quarterly dividend of $0.30 per share plus a special dividend of $0.20 per share, with each such dividend being paid in cash to all holders of record as of the close of business on a specific date.  On February 7, 2005, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share plus a special dividend of $0.20 per share, and the dividend, aggregating $0.50 per share, was paid in cash on May 4, 2005, to holders of record at the close of business on April 29, 2005.  On May 2, 2005, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share plus a special dividend of $0.20 per share, and the dividend, aggregating $0.50 per share, was paid in cash on August 4, 2005, to holders of record at the close of business on July 29, 2005.  On August 4, 2005, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share plus a special dividend of $0.20 per share, and the dividend, aggregating $0.50 per share, will be payable in cash on November 3, 2005, to holders of record at the close of business on October 28, 2005.  The Company reviews its dividend policy on a quarterly basis.

During the fiscal year ended October 31, 2004, we settled our option liabilities on BellSouth common stock, sold our remaining holdings of BellSouth common stock and invested cash in U.S. government treasury bills.  During the nine months ended July 31, 2005, we liquidated our investment in U.S. government treasury bills and invested the cash liquidated thereby, along with additional cash, in preferred bond funds.

During the first three quarters of 2005, the Company spent $1,362,631 on fixed assets, including $1,028,635 for internally developed software and $333,996 for computer and office equipment required for increased claims processing, new payer contracts and other business growth.

Operating overhead costs of ENS have increased at a slower rate than revenue as a result of cost cutting measures and production efficiencies gained. We anticipate increased revenues in the near future.  The combination of these factors going forward will improve overall profitability, allowing ENS to sustain itself on cash flows from its operations without further investment from NWH.

ENS - Liquidity and Capital Resources:

ENS’ historical losses were financed principally through equity investments by the Company and loans from the Company, and these loans totaled $4,938,985 through June 30, 2005 (including previously accrued interest that had been converted to principal).  ENS plans additional investment in its technology enhancements, including further development and implementation of XpediteTM, its full contact management operating system; its Internet claims processing system; hosting of new HIPAA transactions;  ECT, an Internet based full claims tracking system; additional payer connectivity; and enhancements to broaden the transactions processing infrastructure.

Although we believe that ENS may need to obtain additional financing to accelerate its strategic business plan, based upon existing contracts with physicians, other providers, payers and management companies and current expense levels, management expects ENS to continue profitable operations, established in the third quarter of fiscal 2001, through fiscal 2006.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	597,158	409,275	187,883	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$597,158	$409,275	$187,883	$—	$—

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May, 2005, the FASB issued FASB statement 154, Accounting for Changes and Error Corrections, which replaces APB Opinion No. 20 Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.  Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  FASB statement 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement.  This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  FAS 154 requires the Company to adopt the new accounting provisions beginning November 2006.  The Company does anticipate recording any accounting changes and error corrections.

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

Changes in prevailing interest rates will cause the yield on our investments and the costs of shorts and options to fluctuate.  To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and marketable securities in commercial paper, non-government debt securities, money market funds, highly liquid U.S. Treasury notes and federal agency notes and other low risk investments.  We view these high grade securities within our portfolio as having similar market risk characteristics. The weighted-average interest rate of the portfolio was 1.9% at July 31, 2005.

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

ITEM 4.                  CONTROLS AND PROCEDURES

As of July 31, 2005, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management.  Based on that evaluation, management has concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, as of July 31, 2005.  There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                     LEGAL PROCEEDINGS

The Company’s arbitration with a major customer over additional business opportunities was resolved in August 2005 with an award of $1,000,757 to ENS, which is expected to be paid in the fourth quarter.  In addition we expect an award of related expenses.

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

Date:  September 14, 2005

NWH, INC.
(Registrant)

By:	/s/ TERRENCE S. CASSIDY
Terrence S. Cassidy, President and Principal Accounting Officer