Form 10-K
period 2005-10-31
NWH INC
filed 2005-12-30
CIK 915016

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2005

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $28,449,000 as of December 28, 2005, based upon the last sales price per share of the Registrant’s Common Stock, as reported on the Nasdaq National Market on such date.  As of December 28, 2005, 2,922,631 shares of Common Stock, $.01 par value, of the Registrant were outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference to the proxy statement for the annual meeting of stockholders of the registrant to be filed on or before February 28, 2006.

NWH, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2005

PART I

ITEM 1.	BUSINESS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

ITEM 9.	CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

PART I

ITEM 1.         BUSINESS

The Company

NWH, Inc. (“NWH” or the “Company”) owns and operates Electronic Network Systems, Inc. (“ENS”), a payer services organization that connects healthcare payers and providers using state of the art proprietary software and telecommunications services for most healthcare payment and insurance validation transactions. The Company focuses its efforts on the development of ENS’ business and continues its business of acquiring and disposing of interests in healthcare and other business areas that will enhance the operations of ENS.

The Company was organized in Delaware under the name National Wireless Holdings Inc. on August 31, 1993.  The Company’s executive offices are located at 156 West 56th Street, Suite 2001, New York, New York 10019, telephone:
(212) 582-1212.

Electronic Network Systems, Inc.

General

NWH manages ENS and owns 94% of ENS’ outstanding stock.

National Healthcare Communications Company.

ENS is a healthcare payer and provider services organization that connects payers (i.e., insurance companies and third party administrators) and providers (i.e., doctors, group practices and other healthcare providers) using state of the art proprietary software and telecommunications services for most healthcare payment and insurance validation transactions. ENS provides a state of the art technology platform for web based graphical user interfaces on a national basis, which enables its clients, both payers and providers, to comply fully with applicable regulatory requirements such as those imposed by HIPAA (as discussed in Industry below). ENS’ service offerings address the full array of evolving industry needs in this focused area with a complete cycle of services from a single point of entry (a personal computer in the client’s office) for both providers and payers, compatible with multiple system and database operating environments. These services include an Internet transactions portal, payer transactions hosting, electronic data interchange, pre-adjudication software services (PASStm), scanning, optical character recognition and data entry of paper claims and correspondence and mailroom services. ENS generates revenue through recurring subscriptions, flat or per transaction fees and revenue sharing.

Over 90,000 providers are connected to ENS’ e-commerce and Internet services which represents a 114% increase over the prior year primarily due to more connections with gateways.  Through payer arrangements, ENS also currently conducts daily paper to e-commerce claim conversion for another 185,000 healthcare providers. ENS also experienced a 22% increase in contracted billable provider sites over the prior year.  All of ENS’ growth was obtained through internal sales versus acquisition. As of December 28, 2005, ENS was connected to over 1,500 payers, including commercial healthcare plans, managed care organizations, Blue Cross/Blue Shield plans, Medicare, Medicaid and CHAMPUS. Approximately 89% of all electronic claims received by ENS are directly submitted to contracted payers.

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

With the continually decreasing number of paper claim transactions received by payers and the reduced pricing and margins in paper conversion services across the industry, ENS will utilize the services of business partners to process paper transactions after 2006 in order to improve efficiencies and profitability. We will remain strategically focused on our higher margin core electronic transaction services and will continue to enhance our service offerings. ENS will continue to support its proven complete cycle model through strategic business partners wherever it is financially and strategically prudent.

Federal and state regulatory actions have contributed to the growth in the need for payer service organizations, with some HIPAA regulations having gone into effect in 2003, 2004, and 2005 and new standards and regulations going into effect in 2006.  ENS is continually developing its service offerings to meet these regulatory needs.

In addition to enhancing its service objectives, ENS continues to control its costs and maintain a stable employee base. ENS continues to evaluate its operating structure to improve internal efficiency and profitability while ensuring better performance through better training and incentives for its personnel.

Healthcare communications is a dynamic area and ENS continually upgrades its service offerings. ENS has evolved from a single transaction vendor to a provider of services for all HIPAA based transactions via internal development of its proprietary systems.  Key components of continuing product development include:

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

•      Claims Status Inquiry (ANSI 276/277)

•      Referrals and Authorizations (ANSI 278)

•      Patient Statements (via the Internet)

•      Electronic Remittance Advice (ANSI 835)

ENS was also the first clearinghouse to go live with all transactions in a web-hosted environment for a national payer.  ENS has undergone stress testing of its real-time transactions engine, and, based on ongoing testing, management believes ENS has the current capacity to process in excess of 3 million transactions a day.

ENS has focused on developing HIPAA compliance testing and payer implementations that satisfy not only the HIPAA regulations that went into effect in 2003, 2004 and 2005 but also the new standards and regulations which will take effect in 2006.   Because its services meet HIPAA standards, ENS has contracts with 18 of the top 20 national payers and is currently in contract negotiations with one of the remaining top 20 payers and is in discussions with the other.

ENS has also focused on the stability of its system environment and has continued to expand its new integrated provider solutions through its Software Developer’s Kit (SDK).  As a result, ENS’ provider site sales increased by 24.3% in fiscal 2005 as compared to the previous fiscal year.

ENS Services – Health-e Network®

ENS’ Health-e Network® suite of services addresses all of the healthcare industry’s administrative transaction processing needs, both e-commerce and paper.  As a provider of full-cycle payer and provider e-commerce services, ENS enhances the providers’ and payers’ administrative efficiency.  The service offerings range from a front-end data capture/transmission software and simple mailroom services to advanced pre-adjudication software.  ENS mailroom and data capture offerings are either internally supported or offered through strategic partnerships.   ENS currently provides e-commerce connectivity to over 1,500 payers for the e-commerce claims component of Health-e Network® and provides a growing number of payers with connectivity for the entire suite of HIPAA-mandated administrative transactions between payers and providers.

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

•      Automated Document Services™ (ADS™)  provides payers the complete front-end handling and conversion (imaging/scanning) of paper claims forms to an e-commerce format. Paper claims now constitute from 25-30% of provider claims volume industry-wide to commercial payers.  As the claims are converted to an electronic format, ENS or an ENS partner captures the names of all paper-submitting providers in order to convert them for other e-commerce services with the payer’s support.  Utilization of Health-e Network® (which includes ADS™) provides a payer with the opportunity to have 100% e-commerce claims receipts.  With ENS as their partner and core e-commerce strategy implementer, payers can increase e-commerce transactions from their provider constituency.  With the continually decreasing number of paper claim transactions received by payers and the reduced pricing and margins in paper conversion services across the industry, ENS will utilize the services of business partners to process paper transactions after 2006 in order to improve efficiencies and profitability. We will remain strategically focused on our higher margin core electronic transaction services and will continue to enhance our service offerings. ENS will continue to support its proven complete cycle model through strategic business partners wherever it is financially and strategically prudent.

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

ENS also provides transaction hosting for Payers so they can outsource their transaction processing needs.  ENS’ transaction hosting capabilities provide for compliance, connectivity, routing, and processing of the transaction for the Payer on the following HIPAA-defined administrative healthcare transactions: health plan eligibility; healthcare claim status; referral certification and authorization.

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

As of December 28, 2005, in excess of 86,000 physicians were actively submitting electronic healthcare transactions via Health-e Network® suite of services with over an additional 400 contracted provider sites scheduled to be installed in 2006.

Industry

Although ENS faces competition from other industry players, none provide our integrated complete-cycle proven solution that addresses all provider claim activity while enabling HIPAA required transactions, combined with a proven strategy of connecting providers and enabling them to do business electronically with healthcare payers. Certain competitors have made acquisitions to supplement their full suite of services but have not yet integrated the services.  Additionally, within today’s healthcare environment, very few competitors are focused on an all-payer electronic solution for providers.

We believe that healthcare information services will continue to be one of the fastest growing segments within the healthcare industry, and the use of e-commerce and the Internet will dramatically increase over the next 3 to 5 years as a major component of daily operations for healthcare industry participants.

Demand for our services is driven by three factors.  First, payer organizations, both commercial and governmental, continue to tighten their budgets and lower reimbursements to providers. Payers must secure outsourcing services that bring them greater efficiencies and support higher levels of electronic transaction processing between them and their respective provider networks. Second, the payer community is focusing on decreasing operating costs and increasing profit margins. Payers have an incentive to increase the use of e-commerce and the Internet because electronic transactions cost payers less to administer.  In addition, payers are continuing to modify their reimbursement structure and contracting relationships with e-commerce vendors.  By contracting with ENS for utilization of our services, payers have an opportunity for fixed cost pricing and significant levels of overhead reduction. Third, government and industry legislation and rulemaking, especially the Health Insurance Portability and Accountability Act (HIPAA), the Joint Commission on Accreditation of Healthcare Organizations (JCAHO), industry accreditation groups such as the National Committee for Quality Assurance (NCQA) and organized lobbies representing provider groups are requiring the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information.  These regulations, which went into effect in 2003, 2004 and 2005 and continuing through 2006, are also driving the development and standardization of many other electronic healthcare transaction types for additional administrative simplification.  As a result, payers are moving to outsource many primary transactions processing functions (i.e. paper claims, imaging/scanning, e-commerce implementation, pre-adjudication, mailroom services, etc.) to reduce their internal information technology staffing costs, meet government regulations, as well as partnering to achieve increased levels of provider connectivity.

Growing interest in electronic healthcare administrative and financial transactions has resulted from the anticipated lower costs of adopting and utilizing the Internet. The healthcare industry’s continuing reliance on paper and manual processing is costly and inefficient, a status making it a prime target for many of the latest workflow technologies. The promise of the Internet has been met with a flurry of companies offering all levels of new Internet–based services to the healthcare industry. Although technically the efficiencies are clearly available, healthcare as an industry moves slowly and adoption and integration of these offerings into daily practice has so far been at a very low level.

The Administration Simplification Act, Section F of HIPAA, requires the adoption of eight standard financial and administrative formats to enable health information to be exchanged electronically, thus improving the efficiency and effectiveness of the health care system.  HIPAA-AS should accelerate the number of electronic claims, and related transactions, such as eligibility, enrollments and disenrollments, etc.  As payers must develop the capacity to accept or send HIPAA-AS mandated transaction sets, payers can look to third parties such as ENS’ Health-e Network® to accept, send, host, and process transaction information on their behalf.  In addition, ENS management believes that the combination of HIPAA, National Committee for Quality Assurance (NCQA), Workgroup for Electronic Data Interchange (WEDI), Association for Electronic Health Care Transactions (AFEHCT), Cooperative Exchange and other healthcare lobbying groups should drive the growth of batch (medical) claims, real-time transactions, and claims outsourcing processes.

Competition

The healthcare industry continues to suffer from outdated paper and manual processing. Although technically the efficiencies from use of the internet and other e-commerce tools are clearly available, healthcare remains today less technically sophisticated for most of its transaction processing.  Many competitors, such as Emdeon (formerly WedMD), MedAvant (formerly ProxyMed) and others, offer all levels of new Internet-based services to the healthcare industry. To date, adoption and integration into daily practice of these offerings has been at a very low level.  ENS expects increasing levels of e-commerce application adoption by the healthcare industry’s primary participants over the next three to five years.  ENS competes against traditional claims clearinghouses, such as Emdeon,

McKesson/HBOC, Per-Se Technologies, MedAvant, and others. ENS has in the past competed with legacy practice management systems vendors offering a claims processing component.  However, in the past couple of years, ENS began partnering with many new vendors by offering back-end processing,  integrated and co-brandable solutions.

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

Customers

Our principal customers consist of healthcare providers, such as physicians, hospitals, clinics and billing services, and third-party payers, such as indemnity insurers, managed care organizations, preferred provider organizations, claims submitters and state/federal governmental agencies.  In addition, ENS markets its services indirectly to providers and payers through third party administrators, aggregators, consultants and accountants.  Fiserv Health, Inc. (FHI) accounted for an aggregate of 42% of total revenues during fiscal 2004 and 37% of total revenues during fiscal 2005 (33% in the fourth quarter of 2005).  See discussion below in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, ENS Liquidity and Capital Resources regarding the anticipated termination of the FHI agreement. During fiscal 2003, ENS entered into multi-year agreements with Pacificare Health Systems and Aetna, two of the largest national consumer health organizations. In addition, in 2005 ENS signed an all payer gateway agreement with UnitedHealthcare Group and a new PASS™ agreement with GreatWest Healthcare.

We typically provide real-time services to customers under contracts that are not exclusive and generally do not guarantee a specific transaction volume or revenue stream. The pricing of our services both on a monthly and per-claim basis is set under contracts typically having terms of one to seven years, subject to a variety of early cancellation arrangements.

We enter into contracts with providers, payers and other claim submitters, such as third party administrators, practice management system vendors, clearinghouses and billing services.  Our claim submitter contracts in some cases contain exclusivity provisions whereby the submitter agrees to process all claims through ENS, provided that ENS has network access to the payer.

Operations

We deliver our services via a state-of-the-art network comprised of multiple servers, a mixture of commercial and Health-e Network® proprietary software, high-speed Ethernet connections, and dial-up and private-line connections to/from customers.

Our computer network provides for multi-path host access with a high degree of accuracy and integrity.  It was designed to operate continuously and was constructed and engineered with fault tolerance and redundancy in mind.  Servers are typically configured with redundant hard drives, multiple power supplies, and multiple processors.  Power is provided via uninterruptible power supply systems.  The software and related data files that are maintained and processed on the network are backed up nightly and stored off-site from the data center.  In 2005, ENS contracted with a co-location site for further network and systems operations support and redundancy. We outsource some of the data entry and programming functions.  ENS undergoes ongoing stress testing of our real-time transaction engine and we believe ENS has the current capacity to process in excess of 3 million transactions a day.

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

Employees

As of December 28, 2005, ENS had 184 employees, including 109 salaried and 75 hourly employees (including temporary employees).  None of these employees is represented by a union or other collective bargaining group.  ENS believes its relationship with its employees is good.

Litigation

The Company is not currently party to any material litigation.

Telecommunications

We have sold or otherwise disposed of all our telecommunications assets, but we may continue to seek acquisitions in the area.  Management believes that the prices of telecommunications businesses have been too volatile recently to present attractive opportunities.

Other Operations

In addition to operating ENS, the Company continues its business of acquiring or disposing of interests in healthcare and other business areas that will enhance the operations of ENS. The Company currently has no specific agreements or arrangements to acquire or dispose of any such businesses.

Developing Technology

The Company is reviewing, on a preliminary basis, acquisitions of healthcare and other strategically linked companies.

Other Events

Our board of directors authorized the repurchase of up to 20% of our common shares because we believe, under current market conditions, that repurchase is a favorable investment.  The repurchased shares will also be available for sale upon exercise of outstanding options.  In fiscal 2001, we purchased an aggregate of 16,500 shares for an aggregate of $192,995.  In fiscal 2002, we repurchased an aggregate of 371,900 shares for an aggregate cost of $4,529,075.  In fiscal 2003 we repurchased an aggregate of 29,200 shares for an aggregate cost of $369,564. We did not repurchase any additional shares during fiscal 2004. In fiscal 2005 we repurchased an aggregate of 1,000 shares for an aggregate cost of $14,605.

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

ITEM 2.         PROPERTIES

The Company generally leases the real estate where its business and offices are located.  The Company leases office space for its offices in New York pursuant to a lease expiring January 31, 2007, at a rate per month of $14,917 plus escalation charges.  ENS leases approximately 20,000 square feet of office space in Colorado Springs, Colorado under a lease that expires June 14, 2006.  ENS also maintains an office in Pueblo, CO.  The Company’s total lease expense for the year ended October 31, 2005 was approximately $631,000 (net of $36,000 of rental income) as compared to approximately $637,000 (net of $36,000 of rental income) for the year ended October 31, 2004.  The Company believes its properties are adequate for its current needs.

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

	2005		2004
Quarter	High	Low	High	Low

First	17.02	13.25	22.15	19.07
Second	16.24	14.04	20.42	18.95
Third	15.78	14.01	19.50	17.00
Fourth	15.25	14.00	17.68	16.22

As of December 28, 2005, there were approximately 1,000 beneficial holders of Common Stock.

In June 2003, the Company announced a policy of paying regular quarterly dividends of $.30 per share.  In February, May, August and November 2004 and January, April, July and November 2005, the Company paid the $.30 regular dividend and a special dividend of $.20 per share.  In November 2005, the Company declared its $.30 regular dividend and a $.20 special dividend, payable in February 2006, and expects to continue paying cash dividends on the Common Stock in the foreseeable future.  The payment of cash dividends on shares of Common Stock will be within the discretion of the Company’s Board of Directors and will depend upon the earnings of the Company, the Company’s capital requirements and other financial factors which are considered relevant by the Company’s Board of Directors.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	215,769	$15.95	65,000

Equity Compensation Plans Not Approved by Security Holders	0	N/A	N/A

ITEM 6.         SELECTED FINANCIAL DATA

The selected historical financial data for the Company presented below under the captions “Operating Data” and “Balance Sheet Data” as of October 31, 2001, 2002, 2003, 2004 and 2005, and for the years ended October 31, 2001, 2002, 2003, 2004 and 2005 are derived from the Company’s consolidated financial statements.  The selected financial data should be read in conjunction with “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

	Year Ended October 31, 2005	Year Ended October 31, 2004	Year Ended October 31, 2003	Year Ended October 31, 2002	Year Ended October 31, 2001

Operating Data:
Service Revenue	$18,871,102	$17,462,554	$13,396,673	$11,930,646	$12,183,824
Income (loss) from operations	463,830	(482,837)	(996,583)	(581,217)	(3720,613)
Other Income (1)	737,691	1,663,499	2,112,612	6,066,925	10,785,052
Net Income	942,339	800,662	440,029	4,185,708	2,152,439
Net Income per common share-Basic (2)	0.32	0.27	0.15	1.35	0.65
Net Income per common share- Diluted (2)	0.32	0.27	0.15	1.35	0.65
Weighted average number of common Shares outstanding-Basic (2)	2,923,883	2,924,631	2,921,830	3,094,724	3,333,000
Weighted average number of common Shares outstanding-Diluted (2)	2,927,070	2,955,312	2,938,396	3,094,724	3,333,000

Balance Sheet Data:
Cash and cash equivalents	$21,622,468	$12,137,155	$29,309,192	$31,498,217	$19,231,683
Marketable securities	—	14,926,737	9,777,901	13,954,738	34,794,641
Total assets	33,930,682	38,333,277	49,876,573	56,266,369	64,019,330
Long-term obligations	1,352,365	871,462	980,231	675,431	838,662
Total liabilities	5,385,812	4,868,379	10,523,443	13,885,244	17,099,510
Total stockholders’ equity	28,544,870	33,464,898	39,353,130	42,381,125	46,919,820
Cash dividends declared per Common share	2.00	2.00	1.00	0	0

(1)   Includes Gain (Loss) on Securities transactions, net, interest income, dividend income, interest expense and other income.

(2)   See Notes 2 and 13 to Consolidated Financial Statements

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

We believe the following reflect our critical accounting policies and our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue — Our revenue recognition policies for ENS are as follows:

Service revenue and revenue associated with electronic transactions to and from providers and payers is recognized as earned in the period the services are provided.  Installation revenue and the related costs are deferred when received or incurred and recognized over a twelve month period corresponding with the term of the service contract.  Development fees and the related costs are deferred when received or incurred and recognized over the period corresponding with the term of the related contract (one to seven years).

Cost of Revenues — Costs of revenues are expensed as incurred and consist primarily of labor, related overhead costs of employees and depreciation and amortization of equipment and capitalized software directly involved in or related to activities which generate or are anticipated to generate revenues.

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

Our long-lived assets consist of property and equipment, goodwill and internally developed software costs. Goodwill arises from the acquisitions we have made.   Our long-lived assets, excluding goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, excluding goodwill, whenever indicators of impairment are present. The Company utilizes the discounted cash flows method when reviewing for goodwill impairment.  There was no impairment of goodwill noted as a result of our impairment testing in 2005, 2004 or 2003.

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

Research and development costs and computer software maintenance costs related to software development are expensed as incurred.  Capitalized software development costs are amortized using the straight-line method generally over four years, not to exceed the expected life of the product or related contract.  The carrying value of capitalized software development costs is regularly reviewed by the Company, and a loss is recognized if the value of estimated undiscounted cash flows benefit related to the asset falls below the unamortized cost.

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

Call Options—The Company’s written call options are measured at fair value on the balance sheet with unrealized gains and losses recognized in the statement of income.  The Company stopped writing call options when it liquidated its investment in BellSouth common stock as described in the preceding paragraph.

1) RESULTS OF OPERATIONS

The following sets forth results of operations for the Company.  See below for a more detailed discussion of ENS results of operations.

Fiscal year ended October 31, 2005 as compared to fiscal year ended October 31, 2004:

Service Revenue:

Service revenue increased from $17,462,554 for the fiscal year ended October 31, 2004 to $18,871,102 for the fiscal year ended October 31, 2005 (or approximately 8.1%), primarily reflecting ENS’ increased sales to providers. See below for a discussion of ENS results of operations.

Other Income:

The Company’s arbitration with a major customer over additional business opportunities was resolved with an award of $1,000,757 to ENS, which was paid in August, 2005 and has been shown net of expenses of $441,670 incurred in relation to the proceedings.  Subsequent to ENS’ fiscal year end, ENS received an additional award of $262,729 representing recovery of a portion of the related legal costs which will be reflected in the first quarter of fiscal 2006.

Cost of Services:

Cost of services increased from $9,051,276 for the fiscal year ended October 31, 2004 to $9,238,946 for the fiscal year ended October 31, 2005 (or approximately 2.1%), reflecting costs related to increased sales at ENS and related increased amortization of capitalized software for revenue producing projects of ENS. See below for a discussion of ENS results of operations.

Professional Fees:

Aggregate professional fees increased from $933,630 in the fiscal year ended October 31, 2004 to $1,204,135 in the fiscal year ended October 31, 2005 (or approximately 18.3%) due to arbitration proceedings.  Of the $1,204,132 of aggregate professional fees, $441,670 has been netted against other income as an offset to the $1,000,757 arbitration award received by ENS in August 2005.  See ENS Income from Operations below for a further discussion of the arbitration award.  The professional fees relating to the Company, independent of ENS’ business, increased from $699,880 in the fiscal year ended October 31, 2004 to $831,935 in the fiscal year ended October 31, 2005 (or approximately 18.9%), as a result of transaction activity and review of potential claims.

Selling, General and Administrative:

Selling, general and administrative expense increased from $7,650,727 in the fiscal year ended October 31, 2004 to $8,614,795 in the fiscal year ended October 31, 2005 (or approximately 12.6%), reflecting business growth at ENS, primarily with regard to sales to providers, and increased marketing costs on the provider and payer side of ENS’ business.  The selling, general and administrative expense relating to operations of the Company, independent of ENS’ business, increased from $1,398,536 in the fiscal year ended October 31, 2004 to $1,552,423 in the fiscal year ended October 31, 2005 (or approximately 11.0%) due to increased transaction activity and travel related to the arbitration proceedings discussed above.

Depreciation and Amortization:

Depreciation and amortization increased from $309,758 in the fiscal year ended October 31, 2004 to $350,153 in the fiscal year ended October 31, 2005 (or approximately 13.0%), due to the addition of internally used computer equipment and office furniture.

Income (Loss) from Operations:

As a result of the foregoing events, income (loss) from operations increased from a loss of $482,837 for the fiscal year ended October 31, 2004 to income of $463,830 for the fiscal year ended October 31, 2005.

Gain on Securities Transactions, net:

Gain on securities transactions, net, decreased from $1,250,303 for the fiscal year ended October 31, 2004 to $50,000 for the fiscal year ended October 31, 2005, due to the net results of written call option and short sale liabilities and settlements and realized gains from the sale of BellSouth common stock in fiscal 2004 and the sale of one investment in fiscal 2005.  All of the Company’s remaining BellSouth common stock was sold in the fiscal year ended October 31, 2004. Under Financial Accounting Standards Board Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities,” unrealized gains and losses related to written call options and short sales are recorded in the Statement of Income.  Further, unrealized gains and losses on BellSouth common stock are recorded through Other Comprehensive (Loss) Income and are only recorded in the Statement of Income when realized upon ultimate sale. The realized and unrealized loss on derivative transactions was $228,897 and the realized gain on the sale of the BellSouth common stock was $1,479,200 for the fiscal year ended October 31, 2004.   The unrealized gain on BellSouth common stock, reflected in Other Comprehensive Income, net of income taxes, for the fiscal year ended October 31, 2004 was $136,640.  No such gain or loss was reflected in the results for fiscal year 2005.

Interest and Dividend Income:

Interest income decreased from $318,085 for the fiscal year ended October 31, 2004 to $227,016 for the fiscal year ended October 31, 2005 (or approximately 28.6%), primarily as a result of lower interest rates and changes in cash levels (reflecting in part payment of dividends) and our investment in treasury bills with the proceeds of the disposition of our remaining Bell South common stock. Dividend income increased from $156,971 in the fiscal year ended October 31, 2004 to $464,312 in the fiscal year ended October 31, 2005 (or approximately 195.8%), due to our investment in various preferred index funds during 2005 as compared to the dividends received from BellSouth common stock in 2004.

Interest Expense:

Interest expense decreased from $61,860 in the fiscal year ended October 31, 2004 to $3,637 in the fiscal year ended October 31, 2005 (or approximately 94.1%), primarily due to ENS’ repayment of all capital leases and the reversal of prior accrued interest.

Income Before Provision for Income Taxes:

We realized income before provision for income taxes of $1,180,662 for the fiscal year ended October 31, 2004, as compared to $1,201,521 for the fiscal year ended October 31, 2005, primarily as a result of the increase in income (loss) from operations offset by decreases in gains on security transactions, as described above.

Provision for Income Taxes:

Provision for income taxes was $380,000 for the fiscal year ended October 31, 2004, as compared to $259,182 for the fiscal year ended October 31, 2005.

Net Income:

Net income increased from $800,662 for the fiscal year ended October 31, 2004 to $942,339 for the fiscal year ended October 31, 2005, as a result of the foregoing events.

Fiscal year ended October 31, 2004 as compared to fiscal year ended October 31, 2003:

Service Revenue:

Service revenue increased from $13,396,673 for the fiscal year ended October 31, 2003 to $17,462,554 for the fiscal year ended October 31, 2004 (or approximately 30.3%), primarily reflecting ENS’ increased sales.

Cost of Services:

Cost of services increased from $6,889,251 for the fiscal year ended October 31, 2003 to $9,051,276 for the fiscal year ended October 31, 2004 (or approximately 31.4%), reflecting costs related to increased sales at ENS and related increased amortization of capitalized software for revenue producing projects of ENS.  See below for a discussion of ENS results of operations.

Professional Fees:

Professional fees increased from $827,682 in the fiscal year ended October 31, 2003 to $933,630 in the fiscal year ended October 31, 2004 (or approximately 12.8%) as a result of higher levels of transaction activity and higher compliance and governance expenses related to the Sarbanes Oxley Act of 2002.  The professional fees relating to the Company, independent of ENS’ business, decreased from $721,332 in the fiscal year ended October 31, 2003 to $699,880 in the fiscal year ended October 31, 2004 (or approximately 3.0%), reflecting lower levels of transaction activity.

Selling, General and Administrative:

Selling, general and administrative expense increased from $6,360,109 in the fiscal year ended October 31, 2003 to $7,650,727 in the fiscal year ended October 31, 2004 (or approximately

20.3%), reflecting business growth at ENS and increased marketing costs on the provider and payer side of ENS’ business.  The selling, general and administrative expense relating to operations of the Company, independent of ENS’ business, decreased from $1,433,627 in the fiscal year ended October 31, 2003 to $1,398,536 in the fiscal year ended October 31, 2004 (or approximately 2.4%).

Depreciation and Amortization:

Depreciation and amortization decreased slightly from $316,214 in the fiscal year ended October 31, 2003 to $309,758 in the fiscal year ended October 31, 2004 (or approximately 2.0%), primarily due to fully depreciated assets being replaced with assets for less cost.

Loss from Operations:

As a result of the foregoing events, loss from operations decreased from ($996,583) for the fiscal year ended October 31, 2003 to ($482,837) for the fiscal year ended October 31, 2004.

Gain on Securities Transactions, net:

Gain on securities transactions, net, increased from $1,002,793 for the fiscal year ended October 31, 2003 to $1,250,303 for the fiscal year ended October 31, 2004  (or approximately 24.7%), representing the net results of written call option and short sale liabilities and settlements and realized gains from the sale of BellSouth common stock.  Under Financial Accounting Standards Board Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities,” unrealized gains and losses related to written call options and short sales are recorded in the Statement of Income.  Further, unrealized gains and losses on BellSouth common stock, are recorded through Other Comprehensive (Loss) Income and are only recorded in the Statement of Income when realized upon ultimate sale. The realized and unrealized gain on derivative transactions decreased from $583,687 for the fiscal year ended October 31, 2003 to a loss of $228,897 for the fiscal year ended October 31, 2004.  All of the Company’s remaining BellSouth common stock was sold in the fiscal year ended October 31, 2004.  The unrealized gain on BellSouth common stock, reflected in Other Comprehensive Income, net of income taxes, for the fiscal year ended October 31, 2003 was $39,246 as compared to an unrealized gain of $136,640 for the fiscal year ended October 31, 2004.

Interest and Dividend Income:

Interest income decreased from $324,696 for the fiscal year ended October 31, 2003 to $318,085 for the fiscal year ended October 31, 2004 (or approximately 2.0%), primarily due to reduced cash investments, payment of dividends and changes in cash levels relating to written call option and short positions on BellSouth common stock. Dividend income decreased from $412,329 in the fiscal year ended October 31, 2003 to $156,971 in the fiscal year ended October 31, 2004 (or approximately 61.9%), due to the sale of the BellSouth common stock.

Interest Expense:

Interest expense increased from $48,459 in the fiscal year ended October 31, 2003 to $61,860 in the fiscal year ended October 31, 2004 (or approximately 27.7%) ($50,206 of which was incurred by ENS), primarily due to state tax adjustments of NWH and higher interest rates despite a small decrease in the average amount of debt outstanding at ENS during the period.  Capital lease obligations increased during the period but were offset by a decrease in other debt.

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

ENS—Results of Operations:

See Note 17 to the Consolidated Financial Statements for segment information concerning ENS.

ENS - fiscal year ended September 30, 2005 as compared to fiscal year ended September 30, 2004:

Service Revenue:

Service revenue increased from $17,462,554 for the fiscal year ended September 30, 2004 to $18,871,102 for the fiscal year ended September 30, 2005 (or approximately 8.1%), primarily reflecting growth in sales to new and existing providers and related payer income.   ENS has increased its number of direct provider connections by 24.3% and increased its number of direct e-commerce connections with payers from September 30, 2004 to September 30, 2005.  After the complete implementation of a large multi service contract in fiscal 2004, revenues from sources other than EDI were flat in fiscal 2005.

Other Income:

The Company’s arbitration with a major customer over additional business opportunities was resolved with an award of $1,000,757 to ENS, which was paid in August, 2005 and has been shown net of expenses of $441,670 incurred in relation to the proceedings.  Subsequent to ENS’ fiscal year end, ENS received an additional award of $262,729 representing recovery of a portion of the related legal costs which will be reflected in the first quarter of fiscal 2006.

Cost of Services:

Cost of services increased from $9,051,276 in the fiscal year ended September 30, 2004 to $9,238,946 in the fiscal year ended September 30, 2005 (or approximately 2.1%), reflecting costs related to increased sales to providers and related payer income which was offset by lower benefit costs resulting from the renegotiation of rates with benefit providers and additional labor being capitalized for software development projects related to an increase in new payer contracts signed for PASS and EDI services business.  Included in cost of services for the fiscal year ended September 30, 2004 and September 30, 2005 is amortization of proprietary software used to provide services directly to specific customers, and depreciation of furniture and equipment, of $1,276,141 and $1,478,134 respectively.

Professional Fees:

Professional fees increased from $233,750 in the fiscal year ended September 30, 2004 to $372,200 in the fiscal year ended September 30, 2005 prior to the reclassification discussed below (or approximately 59.2%) as a result of the arbitration proceedings against a major customer.  ENS was awarded $1,000,757 as a result of these proceedings and $441,670 of related legal costs were reclassified against this award. See Other Income for a further discussion of the arbitration award.

Selling, General and Administrative:

Selling, general and administrative expense increased from $6,252,191 in the fiscal year ended September 30, 2004 to $7,062,372 in the fiscal year ended September 30, 2005 (or approximately 7.8%) as a result of the increased use of vendors with whom we have revenue sharing arrangements related to provider revenues and the addition of internal sales staff which was partially offset by cost containment measures.

Depreciation and Amortization:

Depreciation and amortization increased from $308,323 in the fiscal year ended September 30, 2004 to $336,654 in the fiscal year ended September 30, 2005 (or approximately 9.2%), due to the addition of office furniture and internally used computer equipment.

Income from Operations:

As a result of the foregoing and the following, income from operations increased from $1,617,014 for the fiscal year ended September 30, 2004 to $2,861,687 for the fiscal year ended September 30, 2005.  The Company’s arbitration with a major customer over additional business opportunities was resolved with an award of $1,000,757 to ENS, which was paid in August 2005 and has been shown as other income, net of expenses of $441,670 incurred in relation to the proceedings. On October 19, 2005, the Company received an additional award of $262,729 representing recovery of a portion of the related legal costs.

Interest Expense:

Interest expense, exclusive of interest payable to NWH, decreased from $50,206 in the fiscal year ended September 30, 2004 to ($1,372) in the fiscal year ended September 30, 2005 (or approximately 102.7%), primarily due to ENS’ repayment of all capital leases in fiscal 2005 and the reversal of prior accrued interest.  For the fiscal year ended September 30, 2005, $192,790 of interest expense was recognized by ENS as payable to NWH and was eliminated in consolidation.

Segment Income:

Segment income increased from $3,201,478 for the fiscal year ended September 30, 2004 to $4,676,475 for the fiscal year ended September 30, 2005 primarily as a result of the increase in services revenues, overall gain from operations and receipt of the arbitration award, as discussed above.  We calculate segment income as income before income taxes excluding interest, depreciation and amortization.  See Note 17 to the Consolidated Financial Statements for a presentation of segment income.

The Company’s chief operating decision maker (CODM) changed to using the current measure of ENS’ segment profit (loss) in the quarter ended July 31, 2005 due to ENS’ repayment of all debt to outside parties and the related elimination of interest expense in May 2005 along with the normalization of depreciation and amortization expense (see table below).  The CODM used the previously disclosed measure of segment profit (loss) to assess the performance of ENS and to decide how to allocate resources for the year ended October 31, 2004 and subsequent quarters prior to the quarter ended July 31, 2005.

	Quarter Ended
	Dec-02	Mar-03	Jun-03	Sep-03	Dec-03	Mar-04	Jun-04	Sep-04	Dec-04	Mar-05	Jun-05
Depreciation & amortization	415,589	275,636	276,461	271,867	383,169	386,954	400,047	414,293	403,718	424,965	448,220
change from prior quarter		-34%	0%	-2%	41%	1%	3%	4%	-3%	5%	5%

ENS - fiscal year ended September 30, 2004 as compared to fiscal year ended September 30, 2003:

Service Revenue:

Service revenue increased from $13,396,673 for the fiscal year ended September 30, 2003 to $17,462,554 for the fiscal year ended September 30, 2004 (or approximately 30.3%), primarily reflecting growth in sales to new and existing providers and related payer income, revenues from new payers, and the completion of the implementation of two significant additions to an existing multi-service contract in the quarter ended September 30, 2003.   ENS has increased its number of direct provider connections by 36.7% and increased its number of direct e-commerce connections with payers from September 30, 2003 to September 30, 2004.

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

Professional Fees:

Professional fees increased from $159,550 in the fiscal year ended September 30, 2003 to $233,750 in the fiscal year ended September 30, 2004 (or approximately 59.2%) as a result of the arbitration proceedings against a major customer.

Selling, General and Administrative:

Selling, general and administrative expense increased from $5,032,832 in the fiscal year ended September 30, 2003 to $6,485,941 in the fiscal year ended September 30, 2004 (or approximately 28.9%) as a result of business growth, increased use of vendors with whom we have revenue sharing arrangements related to provider revenues, increases in professional as a result of mediation proceedings and implementations combined with cost containment measures.

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

Segment Income:

Segment income increased from $2,400,960 for the fiscal year ended September 30, 2003 to $3,201,478 for the fiscal year ended September 30, 2004 primarily as a result of the rise in services revenue and overall gain from operations, as discussed above.  We calculate segment income as income before income taxes excluding interest, depreciation and amortization.  See Note 17 to the Consolidated Financial Statements for a presentation of segment income.

The Company’s chief operating decision maker (CODM) changed to using the current measure of ENS’ segment profit (loss) in the quarter ended July 31, 2005 due to ENS’ repayment of all debt to outside parties and the related elimination of interest expense in May 2005 along with the normalization of depreciation and amortization expense.  The CODM used the previously disclosed measure of segment profit (loss) to assess the performance of ENS and to decide how to allocate resources for the year ended October 31, 2004 and subsequent quarters prior to the quarter ended July 31, 2005.

2)            LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2005, we had approximately $21.6 million in cash and cash equivalents.  Our assets have been used for, and are currently reserved to fund development of our healthcare e-commerce business and development and acquisition of new technologies and businesses in other areas.  Such amount, with earnings thereon, is expected to be sufficient to implement this business plan through October 2006, or for a shorter period if we determine to invest a substantial portion of our assets in major acquisitions, equity investments or stock repurchases.  We actively seek to acquire or invest in healthcare e-commerce and other businesses in telecommunications, media or in unrelated areas.  We may also dispose of assets from time to time.  We have no specific arrangements with respect to any such acquisitions, dispositions or investments at the present time.  There can be no assurance that any such acquisitions, dispositions or investments will be made.

Our board of directors authorized the repurchase of up to 20% of our common stock because we believe, under current market conditions, the repurchase is a favorable investment.

The repurchased shares will also be available for issuance upon exercise of outstanding options.  Through October 31, 2005, we have repurchased 418,600 shares for an aggregate cost of $5,106,239, including an aggregate of 1,000 shares purchased in fiscal 2005 for $14,605.

During the fiscal year ended October 31, 2004, we settled our option liabilities on BellSouth common stock and sold our remaining holdings of BellSouth common stock.

In each of the four quarters of fiscal years 2005 and 2004 and the last two quarters of fiscal year 2003, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share plus a special dividend of $0.20 per share, with each such dividend being paid in cash to all holders of record as of the close of business on a specific date.  On November 3, 2005, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, will be payable in cash on February 3, 2006, to holders of record at the close of business on January 27, 2006.  The Company reviews its dividend policy on a quarterly basis.

During fiscal year 2005, the Company spent $2,537,517 on fixed assets, including $2,010,873 for internally developed software and $526,644 for computer and office equipment required for increased transaction processing, new payer contracts and other business growth.  The expenditures for internally developed software increased 89.6% over fiscal 2004 due to additional new payer contracts for EDI and PASS services requiring higher levels of development, development of ECT, an Internet based electronic claims tracking system, and the Company’s Internet claims processing system.

Operating overhead costs of ENS have increased at a slightly slower rate than revenue as a result of cost cutting measures and production efficiencies gained. Due to the expiration of a significant contract in October 2006 as discussed below, we anticipate pressure on revenue growth over the next two years.  However, as we transition our business away from the less profitable paper business, of which the significant contract mentioned below made up 99%, and toward the more profitable EDI and PASS™ businesses in which we have many contracts, we anticipate that our marginal profitability will improve.

ENS - Liquidity and Capital Resources:

ENS’ early operations were financed principally through equity investments by NWH (for this purpose, the “Parent Company”) and loans from the Parent Company, and these loans totaled $3,738,228 through September 30, 2005 (including previously accrued interest of $1,258,985 that had been converted to principal and excluding $9,270 of interest for the period October 1 to October 31, 2005 referred to above).  During fiscal year 2005, ENS repaid $2,700,757 of these loans to the Parent Company and anticipates making additional repayments for the foreseeable future.  ENS plans additional investment in its technology enhancements, including further development and implementation of XpediteTM, its full contact management operating system; its Internet claims processing system; hosting of additional HIPAA transactions;  ECT, an Internet based electronic claims tracking system; additional payer connectivity; and enhancements to broaden the transactions processing infrastructure.

With the continually decreasing number of paper claim transactions received by payers and the reduced pricing and margins in paper conversion services across the industry, ENS will utilize the services of business partners to process paper transactions after 2006 in order to improve efficiencies and profitability. We will remain strategically focused on our higher margin core electronic transaction services and will continue to enhance our service offerings. ENS will continue to support its proven complete cycle model through strategic business partners wherever it is financially and strategically prudent.

In accordance with the terms of the Company's services agreement with Fiserv Health, Inc. (FHI), one of ENS’ largest customers, FHI terminated the services agreement effective October 31, 2006.  In 2004, ENS initiated arbitration proceedings against FHI alleging that FHI had breached the services agreement.  The matter was arbitrated in 2005 and, as a result ENS was awarded $1,000,757 in an initial award and an additional $262,729 of costs in the final award.   The arbitration panel found that “Fiserv breached the agreement. The breach was material.” In addition, the arbitration panel did find “in favor of ENS” as it relates to Fiserv's willful misconduct. We believe we may continue to provide business services after October 31, 2006 for this customer for electronic transactions (EDI).  Paper services for FHI accounted for 31% and 29% of ENS’ revenues in fiscal years 2004 and 2005. However there is no assurance that FHI will continue any ENS services past October 31, 2006.  We anticipate that this customer will generate approximately 24% and 1% of ENS’ revenues in fiscal years 2006 and 2007 with revenues declining gradually throughout fiscal 2006 and dropping dramatically in the first quarter of fiscal 2007.  We expect the costs of these services to decline correspondingly as all costs except for facilities are variable with production volumes.  Measures have been put in place to ensure that facilities costs will also decline at the same rate or faster than the decrease in production volumes and revenues.  We anticipate that the termination of this agreement will have little effect on ENS’ overall profitability due to the recent signing of two new contracts for pre-adjudication and EDI services.  The systems development required for these contracts is currently underway.  While the revenues generated by these contracts are not expected to make up for the revenues lost from the terminated agreement, the profits generated by the transactions to be processed by these systems are anticipated to replace and, eventually, exceed the profits lost by the terminated agreement.  We believe that ENS' results will continue to improve, reflecting the quality of its services, in fiscal 2006 and into 2007.

Although we believe that ENS may need to obtain additional financing to accelerate its strategic business plan based upon existing contracts with physicians, other providers, payers and management companies and current expense levels, management expects ENS to continue profitable operations through fiscal 2006.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB statement No. 123R, “Share-Based Payment” (FAS 123R), a revision of FASB statement No. 123, “Accounting for Stock-Based Compensation”, which addresses financial accounting and reporting for costs associated with stock-based compensation.  FAS 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  In accordance with FAS 123R the Company will adopt the new accounting provisions in the first quarter of 2006.  In March 2005, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides guidance in the implementation of FAS 123R.  The adoption of FAS 123R and SAB 107 are not expected to have an impact on the Company’s financial position and results of operations.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

5) TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$140,000	—	$140,000	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	$505,892	$377,246	$128,646	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$645,892	$377,246	$268,646	—	—

ITEM 7A               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities, other than activities relating to ENS and potential acquisitions, is to preserve principal and maintain liquidity, while at the same time maximizing the yield we receive from our investment portfolio.

Changes in prevailing interest rates will cause the yield on our investments.  To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and marketable securities in commercial paper, non-government debt securities, money market funds, highly liquid U.S. Treasury notes and federal agency notes and other low risk investments.  We view these high grade securities within our portfolio as having similar market risk characteristics. The weighted-average interest rate of the portfolio was 3.4% at October 31, 2005.

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

ITEM 9.                  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.              CONTROLS AND PROCEDURES

As of October 31, 2005, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management.  Based on that evaluation, management has concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them as of October 31, 2005.  There have been no changes in the Company’s internal control over financial reporting during the fiscal year ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the directors of the Company will be set forth in the section entitled “Election of Directors” in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held in April, 2006, which section is incorporated herein by reference.  Information concerning the officers of the Company will be set forth in the section entitled “Executive Officers of the Company” in the Proxy statement for the Annual Meeting of Stockholders to be filed by February 28, 2006.  Information concerning compliance with Section 16(a) of the Exchange Act will be set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be filed by February 28, 2006, which section is incorporated by reference.  The information concerning the Code of Ethics of the Company will be set forth in the section entitled “Code of Ethics” in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be filed by February 28, 2006, which section is incorporated by reference.

ITEM 11.                EXECUTIVE COMPENSATION

Information for this item will be set forth in the section entitled “Executive Officers of the Company” in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be filed by February 28, 2006, which section is incorporated herein by reference.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information for this item will be set forth in the section entitled “Security Ownership of Officers, Directors and 5% Owners” in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be filed by February 28, 2006, which section is incorporated herein by reference.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information for this item will be set forth in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be filed by February 28, 2006, which section is incorporated herein by reference.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information for this item will be set forth in the section entitled “Ratification of the Company’s Selection of its Auditors” in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be filed by February 28, 2006, which section is incorporated herein by reference.

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

(6) - Filed with Form 10-Q for the Quarter ended April 30, 1999.

(7) - Filed with Form 10-Q for the Quarter ended April 30, 2000.

(8) - Filed with Form 10-Q for the Quarter ended July 31, 2000.

(9) - Filed with Form 10-K for the Year ended October 31, 2000

(10) - Filed with Form 10-K for the Year ended October 31, 2001.

(11) - Filed with Schedule 14A dated May 26, 2000.

(12) - Filed with Form 10-Q for the Quarter ended January 31, 2001.

(13) - Filed with Form 10-Q for the Quarter ended July 31, 2002.

(14) - Filed with Form 10-Q for the Quarter ended April 30, 2003.

(15) - Filed with Form 10-K for the Year ended October 31, 2003.

(16) - Filed herewith.

NWH, Inc.

Index

October 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
NWH, Inc.

New York, New York

We have audited the consolidated balance sheet of NWH, Inc. and subsidiaries as of October 31, 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NWH, Inc. and subsidiaries as of October 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
McGladrey & Pullen, LLP
New York, New York
December 2, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of NWH, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position, results of operations and cash flows of NWH, Inc. and its subsidiaries at October 31, 2004 and for each of the two years ended in the period ended October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York January 26, 2005

NWH, Inc.

Consolidated Balance Sheets

October 31, 2005 and 2004

	2005	2004
Assets
Cash and cash equivalents	$21,622,468	$12,137,155
Marketable securities	—	14,926,737
Trade and other receivables, net of allowances of $40,000 as of October 31, 2005 and 2004, respectively	3,292,684	2,862,921
Prepaid expenses and other current assets	422,664	373,528
Refundable income taxes	61,120	—
Deferred income taxes	69,518	38,670
Total current assets	25,468,454	30,339,011
Property and equipment, net of accumulated depreciation and amortization of $3,508,633 and $3,054,359 as of October 31, 2005 and October 31, 2004, respectively	822,844	750,474
Internally developed software, net of accumulated amortization of $3,732,341 and $2,358,328 as of October 31, 2005 and October 31, 2004, respectively	3,452,066	2,815,205
Goodwill	3,762,187	3,762,187
Other assets	425,131	666,400
Total assets	$33,930,682	$38,333,277

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$2,015,506	$2,017,945
Deferred revenue	556,125	358,127
Current portion of long-term debt	—	11,494
Current income taxes	—	147,035
Dividends payable	1,461,816	1,462,316
Total current liabilities	4,033,447	3,996,917

Notes payable	140,000	140,000
Deferred income taxes	1,212,365	731,462
Total liabilities	5,385,812	4,868,379

Commitments and contingencies (Note 9)

Stockholders’ equity

Preferred stock, $.01 par value: 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value: 20,000,000 shares authorized; 3,342,231 shares issued	33,422	33,422
Additional paid-in capital	23,195,991	23,195,991
Retained earnings	10,421,696	15,327,119
Treasury stock, 418,600 and 417,600 shares, respectively, at cost	(5,106,239)	(5,091,634)
Total stockholders’ equity	28,544,870	33,464,898
Total liabilities and stockholders’ equity	$33,930,682	$38,333,277

The accompanying notes are an integral part of these financial statements.

NWH, Inc.

Consolidated Statements of Income

for the years ended October 31, 2005, 2004 and 2003

	2005	2004	2003
Revenue
Service revenue	$18,871,102	$17,462,554	$13,396,673
Other income, net of expenses (Note 19)	559,087	—	—
Total revenue	19,430,189	17,462,554	13,396,673

Operating expenses

Cost of services	9,238,946	9,051,276	6,889,251
Professional fees	762,465	933,630	827,682
Selling, general and administrative	8,614,795	7,650,727	6,360,109
Depreciation and amortization	350,153	309,758	316,214

Total operating expenses	18,966,359	17,945,391	14,393,256

Income (loss) from operations	463,830	(482,837)	(996,583)

Other income (expense)
Gain on securities transactions, net	50,000	1,250,303	1,002,793
Dividend income	464,312	156,971	412,329
Interest income	227,016	318,085	324,696
Interest expense	(3,637)	(61,860)	(48,459)
Gain on sale of partnership investment	—	—	421,253
	737,691	1,663,499	2,112,612
Income before provision for income taxes	1,201,521	1,180,662	1,116,029

Provision for income taxes	259,182	380,000	676,000

Net income	$942,339	$800,662	$440,029

Net income per common share
Basic	$.32	$.27	$.15
Diluted	$.32	$.27	$.15
Weighted average number of common shares outstanding:
Basic	2,923,883	2,924,631	2,921,830
Diluted	2,927,070	2,955,312	2,938,396

The accompanying notes are an integral part of these financial statements.

NWH, Inc.
Consolidated Statements of Comprehensive Income (Loss)
for the years ended October 31, 2005, 2004 and 2003

	2005	2004	2003
Net income	$942,339	$800,662	$440,029
Other comprehensive income, net of tax:
Net unrealized holding gain on marketable securities arising during the period, net of income taxes of $0, $72,938 and $20,217, respectively	—	136,640	39,246
Reclassification adjustment for losses recognized in net income, net of income tax benefit of $0, $(502,928) and $(190,227), respectively	—	(976,272)	(337,286)
Other comprehensive loss	—	(839,632)	(298,040)
Comprehensive income (loss)	$942,339	$(38,970)	$141,989

The accompanying notes are an integral part of these financial statements.

NWH, Inc.
Consolidated Statements of Stockholders’ Equity
for the years ended October 31, 2005, 2004 and 2003

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance, October 31, 2002	$33,330	$23,071,872	$22,860,321	$1,137,672	$(4,722,070)	$42,381,125
Net income	—	—	440,029	—	—	440,029
Common stock issued from exercise of stock options	92	124,119	—	—	—	124,211
Treasury stock, at cost	—	—	—	—	(369,564)	(369,564)
Dividends declared	—	—	(2,924,631)	—	—	(2,924,631)
Unrealized loss on marketable securities, net	—	—	—	(298,040)	—	(298,040)
Balance, October 31, 2003	33,422	23,195,991	20,375,719	839,632	(5,091,634)	39,353,130
Net income	—	—	800,662	—	—	800,662
Dividends declared	—	—	(5,849,262)	—	—	(5,849,262)
Unrealized loss on marketable securities, net	—	—	—	(839,632)	—	(839,632)
Balance, October 31, 2004	33,422	23,195,991	15,327,119	—	(5,091,634)	33,464,898
Net income	—	—	942,339	—	—	942,339
Treasury stock, at cost	—	—	—	—	(14,605)	(14,605)
Dividends declared	—	—	(5,847,762)	—	—	(5,847,762)
Balance, October 31, 2005	$33,422	$23,195,991	$10,421,696	$—	$(5,106,239)	$28,544,870

The accompanying notes are an integral part of these financial statements.

	2005	2004	2003
Cash flows from operating activities
Net income	$942,339	$800,662	$440,029
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,828,287	1,585,899	1,242,584
Gain on sale of partnership investment	—	—	(421,253)
Accretion of interest	(61,274)	(53,771)	—
Gain on securities transactions, net	(50,000)	(1,250,303)	(1,002,793)
Deferred income taxes	450,055	(2,476,010)	(977,000)
Bad debts	99,510	35,850	48,920
Trade and other receivables	(529,273)	(478,974)	(385,064)
Refundable income taxes	(61,120)	—	—
Prepaid expenses and other current assets	(49,138)	(19,101)	(180,019)
Other assets	241,272	(244,304)	(229,335)
Account payable and accrued expenses	(2,439)	361,134	184,980
Deferred revenue	197,998	(101,943)	137,458
Current income taxes payable	(147,035)	(823,391)	12,296
Net cash provided by (used in) operating activities	2,859,182	(2,664,252)	(1,129,197)
Cash flows from investing activities
Acquisition of property and equipment	(526,644)	(407,792)	(396,562)
Increase in internally developed software	(2,010,873)	(764,293)	(1,066,121)
Proceeds from sale of marketable securities	14,988,011	9,987,480	4,127,894
Proceeds from sale of marketable equity securities-short sale	—	—	1,309,805
Acquisition of marketable securities	—	(14,872,966)	—
Acquisition of marketable securities – short sale	—	—	(2,566,701)
Acquisition of written call options	—	(4,572,825)	(13,595,055)
Proceeds of sale of written call options	—	2,195,000	11,684,140
Proceeds from sale of investments	50,000	—	1,421,253
Net cash provided by (used in) investing activities	12,500,494	(8,435,396)	918,653
Cash flows from financing activities
Borrowing of short-term and long-term debt	—	100,000	100,000
Acquisition of treasury stock	(14,605)	—	(369,564)
Dividends paid	(5,848,264)	(5,849,262)	(1,462,315)
Principal payments of short-term and long-term debt	—	(117,664)	(134,134)
Principal payments of capital leases	(11,494)	(205,463)	(236,679)
Proceeds from exercise of stock options	—	—	124,211
Net cash used in financing activities	(5,874,363)	(6,072,389)	(1,978,481)
Net increase (decrease) in cash and cash equivalents	9,485,313	(17,172,037)	(2,189,025)
Cash and cash equivalents
Beginning of year	12,137,155	29,309,192	31,498,217
End of year	$21,622,468	12,137,155	29,309,192
Supplemental disclosure of cash flow information
Cash paid for interest	$3,637	$61,860	$48,459
Cash paid for taxes	712,959	1,957,479	1,640,704
Capital lease assets acquired and obligations incurred	—	148,521	—
Dividends declared but unpaid	1,461,816	1,462,316	1,462,316

The accompanying notes are an integral part of these financial statements.

1.         Company Operations

NWH, Inc. (the “Company”), a Delaware corporation organized on August 31, 1993, is an electronic commerce and communications company.  The Company currently owns substantially all of the common stock of Electronic Network Systems Inc., (“ENS”), a payer services organization that connects healthcare payers and providers using state of the art proprietary software and telecommunications services for most healthcare payment and insurance validation transactions.  In addition to this business, the Company continues to pursue acquisitions of interests in healthcare and other strategically linked areas.  The Company may acquire or invest in other businesses.

2.         Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.  ENS’ fiscal year end is September 30, and, as such, elimination of intercompany transactions were made accordingly. (See Note 12.)

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less and are readily convertible to cash.  The Company routinely invests all surplus operating funds in various money market funds.  These funds generally invest in highly liquid U.S. government and agency obligations.

Marketable Securities

Marketable securities at October 31, 2004 consist of investments in United States treasury bills. The U.S. treasury bills are classified as held to maturity and are valued at amortized cost, which is adjusted for amortization from the date of purchase to maturity.  The Company liquidated its investment in Bell South common stock in September 2004.  Investment income or loss including realized gains and losses on investments, interest and dividends is included in the statement of income.  Unrealized gains and losses for the Bell South common stock are recorded, net of tax, as a separate component of stockholders’ equity.  Gains and losses on securities sold are determined based on the specific identification method.

The Company utilized written call options to protect its position in BellSouth common stock, preserve its tax basis and reduce equity price risk. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, written call options are measured at fair value on the balance sheet with unrealized gains and losses recognized in the statement of income.

Trade and Other Receivables

Trade accounts receivable are recorded at their invoiced amount.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments when due or within a reasonable period of time thereafter.  Estimates are based on experience, current trends, credit policy and a percentage of accounts receivable by aging category.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required.  The Company does not have any off-balance sheet credit exposure.

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

When assets are retired or disposed of, the loss and accumulated depreciation and amortization are eliminated and the resulting profit or loss is recognized in the statement of income.

Internally Developed Software

The Company capitalizes purchased software which is ready for service and development costs for software incurred from the time the preliminary project stage is completed until the software is ready for use.  Under the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1), the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project state is completed and the Company management has authorized further funding for the project which it deems probable to be completed and used to perform the function intended.  Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and (3) interest costs incurred, when material, while developing internal-use software.  Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

Research and development costs and computer software maintenance costs related to software development are expensed as incurred.  Capitalized software development costs are amortized using the straight-line method generally over four years, not to exceed the expected life of the product or related contract.  The carrying value of capitalized software development costs is regularly reviewed by the Company, and a loss is recognized if the value of estimated undiscounted cash flows related to the asset falls below the unamortized costs. Amortization expense was $1,374,013, $1,083,675 and $612,246 for the years ended October 31, 2005, 2004 and 2003, respectively.

Impairment of Long-Lived Assets

The Company investigates potential impairments of its long-lived assets when evidence exists that events or changes in circumstances may have made recovery of an asset’s carrying value unlikely.  An impairment loss is recognized when the sum of the expected undiscounted future net cash flows is less than the carrying amount of the asset.

The Company applies the provisions of SFAS No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long Lived Assets”.  This statement provides guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discounted operation and how the results of a discontinued operation are to be measured and presented.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future new cash flows expected to be generated by the asset.  If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets.

Goodwill

Goodwill represents the excess of the purchase price over the net assets of acquired companies.  Under the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” goodwill and intangible assets that have an indefinite life are not amortized, but are subject to at least an annual impairment test.  Other intangible assets that have finite useful lives are amortized over their useful life.

As required by SFAS No. 142, the Company assessed the carrying value of goodwill as of October 31, 2005 and 2004 and did not record an impairment charge as a result.

The goodwill amount of $3,762,187 is included in the segment NWH and Other in Note 17.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable.  The Company holds no collateral for accounts receivable.  Cash is placed into financial institutions with high credit ratings.  Concentration of risks in receivables with respect to providers and payers other than the major customer mentioned in Revenue Recognition below is mitigated based on the number of customers and ongoing credit evaluations of existing customers.  The Company has deposits on hand that exceed the limits of the Federal Deposit Insurance Corporation.

Fair Value of Financial Instruments

Cash equivalents comprise money market funds whose carrying amounts approximate fair value due to the short-term maturity of the instruments.

Long-term debt relates principally to equipment lease obligations and a note payable to a former related party.  Interest rates on the debt approximate the rates available at October 31, 2005 and 2004 and the Company believes that the carrying value of debt at October 31, 2005 approximates fair value.

Revenue Recognition

Service revenue and revenue associated with electronic transactions to and from providers and payers is recognized as earned in the period the services are provided.  Installation revenue and the related costs are deferred when received or incurred and recognized over a twelve month period corresponding with the term of the service contract.  Development fees and the related costs are deferred when received or incurred and recognized over the period corresponding with the term of the related contract (one to seven years).

During fiscal years 2005, 2004 and 2003, the Company had one customer that made up 37%, 42% and 39% of total revenues and 37%, 49% and 42% of net accounts receivable, as of October 31, 2005, 2004 and 2003, respectively. (See Note 12)

Cost of Services

Cost of services are expensed as incurred and consist primarily of labor, related overhead costs of employees and depreciation and amortization of equipment and capitalized software directly involved in or related to activities which generate or are anticipated to generate revenues.  Included in direct cost of revenue is depreciation of furniture and equipment and amortization of capitalized software costs of $1,478,134, $1,276,141 and $926,370 for the years ended October 31, 2005, 2004 and 2003, respectively.

Advertising

Advertising and promotion costs are expensed as incurred.  Advertising and promotion expense was $79,142, $55,951 and $70,238 for the years ended October 31, 2005, 2004 and 2003, respectively.

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

Stock-Based Compensation

At October 31, 2005, the Company has stock-based compensation plans, which are described more fully in Note 14.  The Company adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FAS 123.”  This statement encourages, but does not require, companies to adopt a fair value based method for determining expenses related to stock-based compensation. The Company continues to account for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation cost has been recognized with regard to options granted under the Plan in the accompanying financial statements.

The following table illustrates the pro forma effect on net income and net income per common share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

	2005	2004	2003
Net income
As reported	$942,339	$800,662	$440,029
Deduct: stock option expense, net of tax effect	(1,782)	(41,220)	(127,985)
Pro forma	$940,557	$759,442	$312,044
Net income per common share
Basic – as reported	0.32	0.27	0.15
Basic – pro forma	0.32	0.26	0.11
Diluted – as reported	0.32	0.27	0.15
Diluted – pro forma	0.32	0.26	0.11

These pro forma adjustments to net income and net income per common share assume fair values of each option grant estimated using the Black-Scholes option pricing formula.  The more significant assumptions underlying the determination of such fair value for options granted in 2005, 2004 and 2003 include:  (i) weighted average risk-free interest rates of 4.3% in 2005 and 2.93% in 2004 and 2003; (ii) weighted average expected option life of 5 years; (iii) an expected volatility of 19% in 2005 and 45% in 2004 and 2003; and (iv) an expected dividend yield of 14% in 2005, 11.5% in 2004 and 0% in 2003.  The per share weighted average fair value at the dates of grant for options awarded for the year ended October 31, 2005 was $0.27 and the weighted average exercise price was $14.66.

Net Income Per Common Share

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

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting for Changes and Error Corrections” (FAS 154), which replaces APB Opinion No. 20 “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in the income statement.  The adoption of FAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB statement No. 123R, “Share-Based Payment” (FAS 123R), a revision of FASB statement No. 123, “Accounting for Stock-Based Compensation”, which addresses financial accounting and reporting for costs associated with stock-based compensation.  FAS 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  In accordance with FAS 123R the Company will adopt the new accounting provisions in the first quarter of 2006.  In March 2005, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides guidance in the implementation of FAS 123R.  The adoption of FAS 123R and SAB 107 are not expected to have an impact on the Company’s financial position and results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation, with no effect on consolidated earnings.

3.         ENS

Between 1996 and 2002, the Company acquired 94% of the outstanding common stock (assuming conversion of its preferred stock), and with additional voting rights, 99% control of ENS for an aggregate investment of $6,854,390.  The acquisitions have been accounted for under the purchase method of accounting and the results of operations from the date of purchase have been reflected in the consolidated statement of operations.  The purchase price in excess of the fair value of the assets acquired and liabilities assumed has been allocated to goodwill.

In January 2003, the Company adopted an incentive bonus plan for executives and consultants of ENS and members of the Advisory Board providing for payment of approximately 5% of any gain to the Company in the event of a sale of ENS or a public offering by ENS.

4.         Marketable Securities

Marketable securities consist of United States treasury bills as of October 31, 2004.

5.         Property and Equipment and Internally Developed Software

The following summarizes property and equipment and internally developed software as of October 31:

	2005	2004
Property and Equipment
Computer equipment	$2,980,540	$2,525,348
Scanning equipment	689,169	689,169
Leasehold improvements, office equipment and service vehicles	661,768	590,316
Total property and equipment	4,331,477	3,804,833
Less: Accumulated depreciation and amortization	(3,508,633)	(3,054,359)
Total property and equipment, net	$822,844	$750,474

Internally Developed Software
Internally developed software	$7,184,407	$5,173,533
Less: Accumulated amortization	(3,732,341)	(2,358,328)
Total internally developed software, net	$3,452,066	$2,815,205

6.         Long-Term Debt

The Company’s long-term debt at October 31, 2004 is comprised of capital lease obligations of $11,494 with interest rates ranging from 10.5% to 8.9%, which was paid in full during fiscal 2005 and a $140,000 subordinated note payable to a former stockholder.  The interest rate for the subordinated note payable to a former stockholder is the same as that of the ENS Loan Agreement with the Company.  After the payment of the borrowings under the ENS Loan Agreement, this note payable and the accrued interest are due on demand.

The Company has a $100,000 revolving line of credit agreement with a bank which expires on April 30, 2006.  Borrowings under the line bear interest at the one month reserve adjusted London Interbank Offered Rate (3.86% at September 30, 2005) plus 1.5%.  There were no borrowings outstanding under this line at October 31, 2005.

7.         Income Taxes

Deferred tax assets are comprised of the following:

	2005	2004
Deferred tax assets
Net operating loss carryforwards	$628,608	$714,000
Allowance for doubtful accounts	15,376	13,600
Accrued expenses	60,602	31,311
Total deferred tax assets	704,586	758,911
Deferred tax liabilities
Capitalized software	(1,326,974)	(889,419)
Depreciable assets	(20,459)	(62,284)
Total deferred tax liabilities	(1,347,433)	(951,703)
Net deferred tax liability before valuation allowance	(642,847)	(192,792)

Valuation allowance	(500,000)	(500,000)
Deferred income tax liability – non current portion	(1,142,847)	(692,792)
Less: deferred tax asset – current portion	69,518	38,670
	$(1,212,365)	$(731,462)

As of October 31, 2005, there are approximately $1,490,000 of federal net operating loss carryforwards for tax purposes.  These net operating losses will expire between 2011 and 2019.  Due to the federal consolidated returns regulations, the separate Company net operating loss carryforwards of ENS are not anticipated to be utilized by the group for federal income tax purposes and therefore a valuation allowance has been recorded.

The provision for income taxes is comprised as follows:

	2005	2004	2003
Federal
Current	$(87,340)	$2,662,000	$1,529,000
Deferred	325,350	(2,223,000)	(977,000)

State and local
Current	(103,533)	103,000	124,000
Deferred	124,705	(162,000)	—
	$259,182	$380,000	$676,000

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2005	2004	2003

US statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	0.6	5.8	7.3
Goodwill amortization and other permanent differences	0.7	0.5	2.7

Reversal of valuation allowance	—	(8.1)	—
Revision of prior year tax estimates	(13.7)	—	16.6
Effective tax rate	21.6%	32.2%	60.6%

8.         Dividends Payable

On November 5, 2005, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, is payable in cash on February 3, 2006, to stockholders of record at the close of business on January 27, 2006.

On August 5, 2005, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, payable in cash on November 3, 2005 to stockholders of record at the close of business on October 28, 2005.

9.         Commitments and Contingencies

The Company leases administrative facilities and office equipment under operating leases that expire between 2006 and 2007.  Certain of the leases contain escalation clauses providing for increased rentals based on operating expenses or the consumer price index.  Rent expense, net of rental income, under operating leases was approximately $631,000, $637,000 and $628,000 for the years ended October 31, 2005, 2004 and 2003, respectively.

Future annual minimum rental payments as of October 31, 2005 under noncancellable operating leases for the next two years are as follows:

Year ending October 31,	Amount

2006	$377,246
2007	128,646
$505,892

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

The Company acquired 1,000 and 29,200 shares of its common stock for $14,605 and $369,564 during the years ended October 31, 2005 and 2003, respectively, under a plan that permits the acquisition of up to 20% of the Company’s stock.  No shares were acquired during fiscal 2004.

11.       Sale of Partnership Investment

During the year ended October 31, 2003, the Company sold its partnership investment for cash proceeds of $1,421,283 and recognized a gain of $421,253, which is included in other income.

12.       Arbitration Award

The Company’s arbitration with a major customer over additional business opportunities was resolved with an award of $1,000,757 to ENS, which was paid in August, 2005 and has been shown net of expenses of $441,670 incurred in relation to the proceedings.  Subsequent to ENS’ fiscal year end, ENS received an additional award of $262,729 representing recovery of a portion of the related legal costs which will be reflected in the first quarter of fiscal 2006.

In connection with this matter, and in accordance with the terms of the Company's services agreement with this customer, this customer terminated the services agreement effective October 31, 2006.   ENS may continue to provide business services after October 31, 2006 for this customer for electronic transactions.  Paper services for this customer accounted for 29%, 31% and 25% of ENS’ total revenues in fiscal years 2005, 2004 and 2003. There is no assurance that this customer will continue any ENS services past October 31, 2006.

13.       Net Income Per Common Share

Basic and diluted net income per common share are calculated based on the following:

	Years Ended October 31,
	2005	2004	2003
Weighted average common shares outstanding
Basic	2,923,883	2,924,631	2,921,830
Dilutive effect of stock options	3,187	30,681	16,566
Diluted	2,927,070	2,955,312	2,938,396

Certain options to purchase 105,000 and 15,000 shares of common stock, outstanding during the year ended October 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share since the exercise price of these options was greater than the average market price of the Company’s common shares during the respective periods.  The result of their inclusion in the computation would have been antidilutive.

14.       Stock Option Plans

The 1993 Stock Option Plan, as amended, and the 1997 Equity Incentive Plan (collectively, the “Plans”) have participants which include key employees (including officers), directors, advisors, and independent consultants to the Company or to any of its subsidiaries.  The Company has authorized 80,000 and 300,000 shares of Common Stock for options under the 1993 and 1997 Plans, respectively.  Options granted to employees may be designated as incentive stock options (“ISO’s”) or non-qualified stock options (“NQSO’s”), as defined by the Internal Revenue Service.  Options granted to independent consultants and other non-employees may only be designated NQSO’s.

The exercise price of options granted under the Plans may not be less than 100% of the fair market value of the Common Stock on the date of grant.  Generally, options will be exercisable for a term that will not exceed ten years from the date of grant.

During 2005 and 2004, the Company granted no options under the Plans.  Options outstanding under the Plans have a five year life.  The vesting period is at the discretion of the Board of Directors.   At October 31, 2005 the Company had 50,000 options available for grant under the Plans.

In March 2000, the Company adopted the 2000 Director Option Plan covering an aggregate of up to 70,000 shares of Common Stock, pursuant to which the Company shall grant 5 year options for 5,000 shares upon the appointment of an outside director and 2,500 shares annually to each outside director on the date of the annual stockholders meeting.  Options granted under this plan are exercisable at the fair market value of the Common Stock at the date of the grant.  In accordance with this plan the Company granted 10,000 and 15,000 options during 2005 and 2004, respectively.  These options have a five year life.  Options granted upon appointment vest ratably over three years beginning with the grant date.  Options granted annually vest immediately.

Information with respect to shares under option is summarized below:

	ISO’s	NQSO’s	Weighted Average Price Per Share
Balance, October 31, 2002	17,839	172,161	$15.57
Granted	—	10,000	$17.22
Exercised	—	(9,231)	$13.37
Balance, October 31, 2003	17,839	172,930	$15.76
Exercisable, October 31, 2003	17,839	172,930	$15.76
Granted	—	15,000	$19.20
Balance, October 31, 2004	17,839	187,930	$16.01
Exercisable, October 31, 2004	17,839	187,930	$16.01
Granted	—	10,000	$14.66
Balance, October 31, 2005	17,839	197,930	$15.95
Exercisable, October 31, 2005	17,839	197,930	$15.95

The following table summarizes information about stock options outstanding and exercisable at October 31, 2005:

Actual Exercise	Number Outstanding At October 31, 2005	Weighted Average Years Remaining Contractual Life
$12.06	7,500	1.75
12.75	7,500	1.42
14.50	50,769	1.33
14.66	10,000	4.50
14.86	50,000	1.71
17.22	10,000	2.67
18.00	65,000	0.25
19.00	10,000	3.63
19.59	5,000	3.33
	215,769

The remaining weighted average contractual life of options outstanding at October 31, 2005 was 1.34 years.

15.       Employee Benefit Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all employees.  The plan allows employees to make contributions up to a specified percentage of their compensation.  The Company’s matching of contributions was elective until January 1, 2005 when the Company adopted the Safe Harbor provisions making matching contributions mandatory. These provisions require the Company to match all contributions (100%) made by employees up to three percent (3%) of their compensation and half of all contributions up to the next two percent (2%) of their compensation.  The Company contributed $117,284, $35,220 and $32,165 to the plan during the years ended October 31, 2005, 2004 and 2003, respectively.

16.       Related-Party Transactions

On March 13, 2002, the Company loaned $200,000 to an employee of ENS under a promissory note bearing interest of 5%, due March 13, 2007.  This balance is included in other assets. The Company also subleases office space in New York to a company owned by a former director of the Company.  The sublease, which commenced December 1, 1994, is on a month-to-month basis.  Rental income related to this sublease was $36,000 for the years ended October 31, 2005, 2004 and 2003, respectively.

17.       Operating Segments

The Company currently operates in two operating segments:  the holding company, including certain investments which are currently not material; and the operations of ENS.

Segments were determined based on products and services provided by each segment.  Accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company evaluates performance based on profits or loss from operations before income taxes not including net interest and dividends, depreciation, amortization and gains on securities transactions.

The following table summarizes the financial information of the operating segments as of and for the fiscal years ended October 31, 2005, 2004 and 2003:

	NWH and		Segment		Consolidated
	Other	ENS	Totals	Adjustments	Totals

Year ended October 31, 2005

Revenues from external customers	$—	$19,430,189	$19,430,189	$—	$19,430,189
Cost of services (excluding depreciation and amortization), professional fees, and selling, general and adminstrative	(2,384,358)	(14,753,714)	(17,138,072)	—	(17,138,072)
Segment (loss) income	$(2,384,358)	$4,676,475	$2,292,117	$—	$2,292,117

Expenditure for segment assets (property and equipment and internally developed software including capitalized lease obligations)	$9,071	$2,528,446	$2,537,517	$—	$2,537,517

Segment assets	$34,328,069	$7,880,778	$42,208,847	$(8,278,165)	$33,930,682
Segment liabilities	$3,543,381	$7,277,489	$10,820,870	$(5,435,058)	$5,385,812

Year ended October 31, 2004
Revenues from external customers	$—	$17,462,554	$17,462,554	$—	$17,462,554
Cost of services(excluding depreciation and amortization), professional fees, and selling, general and adminstrative	(2,098,416)	(14,261,076)	(16,359,492)	—	(16,359,492)
Segment (loss) income	$(2,098,416)	$3,201,478	$1,103,062	$—	$1,103,062

Expenditure for segment assets (property and equipment and internally developed software including capitalized lease obligations)	$—	$1,172,085	$1,172,085	$—	$1,172,085

Segment assets	$41,570,198	$7,652,253	$49,222,451	(10,889,174)	$38,333,277
Segment liabilities	$3,137,345	$9,374,297	$12,511,642	$(7,643,263)	$4,868,379

Year ended October 31, 2003
Revenues from external customers	$—	$13,396,673	$13,396,673	$—	$13,396,673
Cost of services(excluding depreciation and amortization), professional fees, and selling, general and adminstrative	(2,154,959)	(10,995,713)	(13,150,672)	—	(13,150,672)
Segment (loss) income	$(2,154,959)	$2,400,960	$246,001	$—	$246,001

Expenditure for segment assets (property and equipment and internally developed software including capitalized lease obligations)	$33,693	$1,428,990	$1,462,683	$—	$1,462,683

Segment assets	$54,642,202	$7,532,153	$62,174,355	(10,865,078)	$51,309,277
Segment liabilities	$9,057,071	$9,254,196	$18,311,267	$(6,801,971)	$11,509,296

The following represents the reconciliation between segment (loss) income and (loss) income before income taxes:

	NWH and		Segment		Consolidated
	Other	ENS	Totals	Adjustments	Totals
Year ended October 31, 2005

Segment (loss) income	$(2,384,358)	$4,676,475	$2,292,117	$—	$2,292,117
Depreciation and amortization	(13,499)	(1,814,788)	(1,828,287)	—	(1,828,287)
Gain on security transactions	50,000	—	50,000	—	50,000
Dividend income	464,312	—	464,312	—	464,312
Interest income	361,594	40,137	401,731	(174,715)	227,016
Interest expense	(4,664)	(191,418)	(196,082)	192,445	(3,637)
(Loss) income before income taxes	$(1,526,615)	$2,710,406	$1,183,791	$17,730	$1,201,521

Year ended October 31, 2004
Segment (loss) income	$(2,098,416)	$3,201,478	$1,103,062	$—	$1,103,062
Depreciation and amortization	(1,435)	(1,584,464)	(1,585,899)	—	(1,585,899)
Gain on security transactions	1,250,303	—	1,250,303	—	1,250,303
Dividend income	156,971	—	156,971	—	156,971
Interest income	620,847	20,074	640,921	(322,836)	318,085
Interest expense	(11,654)	(373,042)	(384,696)	322,836	(61,860)
(Loss) income before income taxes	$(83,384)	$1,264,046	$1,180,662	$—	$1,180,662

Year ended October 31, 2003
Segment (loss) income	$(2,154,959)	$2,400,960	$246,001	$—	$246,001
Depreciation and amortization	(3,023)	(1,239,561)	(1,242,584)	—	(1,242,584)
Gain on security transactions	1,002,793	—	1,002,793	—	1,002,793
Dividend income	412,329	—	412,329	—	412,329
Interest income	633,919	10,777	644,696	(320,000)	324,696
Interest expense	—	(365,106)	(365,106)	316,647	(48,459)
Gain on sale of partnership investment	421,253	—	421,253	—	421,253
Income(loss) before income taxes	$312,312	$807,070	$1,119,382	$(3,353)	$1,116,029

Expenditures for segment assets include property and eqipment and internally developed software including capitalized lease obligations.

Adjustments represent the elimination of the note payable from ENS to NWH and the related interest and NWH’s investment in ENS and other subsidiaries.

18.       Quarterly Financial Information (Unaudited)

Quarterly information for 2005 and 2004 is set forth in the table below:

	Quarter Ended
	January 31	April 30	July 31	October 31
2005
Revenue	$4,647,780	$4,770,308	$4,747,129	$4,705,885
Loss (gain) from operations	(169,586)	32,592	(51,987)	652,811
Net income	184,397	127,065	154,275	476,602
Net income per common share
Basic	0.06	0.04	0.05	0.16
Diluted	0.06	0.04	0.05	0.16

2004
Revenue	$4,186,310	$4,373,436	$4,480,541	$4,422,267
Loss from operations	(129,868)	(1,008)	(63,336)	(288,625)
Net (loss) income	(116,486)	529,560	209,556	178,032
Net (loss) income per common share
Basic	(0.04)	0.18	0.07	0.06
Diluted	(0.04)	0.18	0.07	0.06

The sum of the quarterly net income(loss) per common share amounts do not necessarily equal the amount for the fiscal year primarily because the earnings per share for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while earnings per share for the fiscal year is computed using the weighted-average number of shares outstanding during the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NWH, INC.
(Registrant)

Date: December 28, 2005	By:	/s/ Terrence S. Cassidy
Terrence S. Cassidy, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrence S. Cassidy	Director	December 28, 2005
Terrence S. Cassidy

/s/ Thomas R. DiBenedetto	Director	December 28, 2005
Thomas R. DiBenedetto

/s/ Paul J. Tobin	Director	December 28, 2005
Paul J. Tobin

/s/ Michael A. McManus, Jr.	Director	December 28, 2005
Michael A. McManus, Jr.