Form 10-K/A
period 2005-10-31
NWH INC
filed 2006-02-28
CIK 915016

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $35,936,759, as of February 24, 2006, based upon the last sales price per share of the Registrant’s Common Stock, as reported on the Nasdaq National Market on such date. As of February 24, 2006, 2,909,859 shares of Common Stock, $.01 par value, of the Registrant were outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☒

DOCUMENTS INCORPORATED BY REFERENCE

None. NWH, Inc. hereby amends its Annual Report on Form 10-K for the year ended October 31, 2005, filed with the Commission on December 30, 2005, by adding the information required by Items 10 through 14.

PART III

ITEM 10.                                               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the current directors and executive officers of the Company is set forth as follows:

Name	Age	Position

Terrence S. Cassidy	63	President, Chief Executive Officer and Director
Thomas R. DiBenedetto	56	Director
Paul Tobin	62	Director
Michael A. McManus, Jr.	62	Director
Timothy A. Mathews	43	Executive Vice President – Technology

Terrence S. Cassidy	Director Since 1993
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
Serving until 2006 Annual Meeting of Stockholders

Since 1992, Mr. DiBenedetto has been President of Junction Investors, Ltd., an investment banking firm based in Boston, Massachusetts. From 1983 to the present, he has been a general partner of Boston International Group, LP, a private investment fund. He has been, since 1985, a director and member of the Audit Committee of Alexanders Inc., a real estate investment trust. From 1982 to the present, he has been a Managing Director of Olympic Partners, a real estate investment firm. Mr. DiBenedetto has been, since 2001, the Chairman of the Board of Directors of Jefferson Waterman International, a Washington, D.C., based business information and lobbying firm, and, since March 2004, has been a director and member of the Audit Committee of Detwiler, Mitchell & Co., a broker-dealer.

Michael A. McManus, Jr.	Director Since 1994
Serving until 2008 Annual Meeting of Stockholders

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

Paul J. Tobin	Director Since 2004
Serving until 2007 Annual Meeting of Stockholders

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

Timothy A. Mathews

Executive Vice President – Technology Mr. Mathews has served as the Company’s Executive Vice President – Technology since September 1995. He has served for more than the past five years in a variety of managerial capacities for pay television and real estate companies, including in construction, technical, supervisory, contractor, marketing and installation capacities.

Audit Committee Financial Expert

The Board of Directors has determined that Messrs. DiBenedetto and McManus each qualify as an “audit committee financial expert” and as “independent” within the meaning of the rules of the Securities and Exchange Commission (the “SEC”) and as financially sophisticated audit committee members under the Nasdaq National Market Rules.

Identification of the Audit Committee

The Company has a standing audit committee established in accordance with Section 3(a)(58) of the Exchange Act. The members of the audit committee are Messrs. McManus, DiBenedetto and Tobin.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and beneficial owners of more than ten percent of any class of equity securities of the Company to file initial reports of ownership and reports of changes in ownership with the SEC and each exchange on which its securities are traded. Officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, all requisite filings were made in 2005, except that a gift of 200 shares of common stock by Mr. Cassidy was reported late on Form 4.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its directors, officers and employees. A copy of the Company’s Code of Ethics will be provided free of charge, upon written request to the following address:  NWH, Inc., 156 West 56th Street Suite 2001, New York, NY 10019, Attention: Carl Nicola.

ITEM 11.                                               EXECUTIVE COMPENSATION

The following table sets forth information as to compensation paid by the Company and its subsidiaries for the fiscal years ended October 31, 2003, 2004, and 2005 to each of the executive officers of the Company:

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	I	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation ($)	Restricted Stock Award(s)	Securities Underlying Options/ SARs (#)	LTIP Payouts ( $)	All Other Compensation ($)

Terrence S. Cassidy,	2005	299,000				—
President and Chief	2004	299,000				—
Executive Officer	2003	299,000				71,153

Timothy Mathews,	2005	120,000
Executive Vice President	2004	120,000
– Technology	2003	120,000

Option Grants and Surrenders

Option/SAR Grants in Last Fiscal Year

Name	Number of Shares Underlying Options Granted	% of Total Options Granted to Employees in 2005	Exercise or Base Price	Expiration Date	Grant Date Fair Value (1)

None

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

(a)	(b)	(c)	(d)	(e)
			Number of Securities Underlying Unexercised Options/SARs at FY-End (#)	Value of Unexercised In- the-Money Options/SARs at FY-End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable

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

Each of Messrs. DiBenedetto, McManus and Tobin, and a former director, Vincent Tese, received a five-year option to purchase 2,500 shares at an exercise price of $14.66 per share in May 2005 pursuant to our 2000 Director Option Plan.

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

Board of Directors Interlocks and Insider Participation:

The Board of Directors consists of Messrs. Cassidy, DiBenedetto, McManus and Tobin. Mr. Cassidy is an employee of the Company. The non-employee directors participated in all deliberations and actions of the Company’s Board of Directors concerning executive officer compensation. There are no interlocks between the Company and other entities involving the Company’s executive officers and Board members who serve as executive officers or Board members of such other entities.

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

Summary of Actions Taken

•                                          Generally once a year, and at more frequent periodic intervals when deemed necessary in individual cases, the Board of Directors reviews the performance of the Company’s executive officers. In 2005, the Board of Directors took no action concerning the performance or compensation of its executive officers.

The above report was prepared by the entire Board of Directors.

Performance Graph

The following graph provides a comparison of the Company’s cumulative total stockholder return on its Common Stock over the last five fiscal years, with (a) the Nasdaq Market Index, which is being used as the required broad entity market index, (b) a peer group including the following healthcare information technology companies:  Allscripts Healthcare Solutions, Amicas Incorporated, Cerner Corporation, Eclipsys Corporation, Emdeon Corporation, First Consulting Group, Inc., Neoforma, Inc., Per-Se Technologies, Inc., ProxyMed, Inc., QuadraMed Corporation, Quality Systems, Inc., Quovadx, Inc. and TriZetto Group, Inc. (“Peer Group”). The data for the Peer Group is compiled by Hemscott Group Limited.

The graph below is based on stockholder return, that is, the sum of the dividends paid and the change in the market price of stock. The following graph assumes $100 invested on November 1, 2000 in the Company’s Common Stock, the Nasdaq Composite Index, and the Peer Group, and dividends reinvested through fiscal 2005. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN AMONG NWH, INC.,
NASDAQ MARKET INDEX AND PEER GROUP INDEX

	10/31/00	10/31/01	10/31/02	10/31/03	10/31/04	10/31/05
NWH, INC.	100.00	76.18	75.65	127.08	122.96	120.98
PEER GROUP INDEX	100.00	59.66	53.09	71.03	72.38	107.52
NASDAQ MARKET INDEX	100.00	50.15	40.35	58.60	59.90	64.48

ITEM 12.                                               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists the number of shares of Common Stock beneficially owned as of February 23, 2006, by those known by the Company to own beneficially 5% or more of the Common Stock, all the directors, each executive officer listed in the table under the caption “Executive Compensation” and all directors and executive officers of the Company as a group. As of February 23, 2006, 2,909,859 shares of Common Stock, $.01 par value, of the Registrant were outstanding.

Name and Address	Amount and Nature of Beneficial Ownership+		Percent of Class

Terrence S. Cassidy 156 W. 56th Street New York, New York 10019	555,153	(1)	18.3%

Thomas R. DiBenedetto 156 W. 56th Street New York, New York 10019	32,731	(2)	1.1%

Michael A. McManus, Jr. 100 White Plains Road Bronxville, New York 10708	53,731	(3)	1.8%

Paul J. Tobin c/o Boston Communications Group, Inc. 100 Sylvan Road Woburn, Massachusetts 01801	15,000	(4)	*

Timothy Mathews 233 North Garrard Rantoul, Illinois 61866	50,590		1.7%

All officers and directors as a group (six persons)	707,205	(1),(2),(3),(4)	23.0%

Avenir Corporation 1725 K Street, NW, Suite 401 Washington, D.C. 20006	248,595(5)		8.5%

Name and Address	Amount and Nature of Beneficial Ownership+		Percent of Class
Dimensional Fund Advisors Inc. 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401	181,900	(6)	6.3%

Mario J. Gabelli c/o GAMCO Investors, Inc. One Corporate Center Rye, New York 10580-1435	147,076	(7)	5.1%

Jon D. Gruber c/o Gruber & McBaine Capital Management, LLC 50 Osgood Place, Penthouse San Francisco, CA 94133	172,500	(8)	5.9%

+ The number of shares beneficially owned is deemed to include shares of the Company’s Common Stock as to which the beneficial owner has or shares either investment or voting power. Unless otherwise stated, and except for voting powers held jointly with a person’s spouse, the persons and entities named in the table have voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. All information with respect to beneficial ownership is based on filings made by the respective beneficial owners with the Securities and Exchange Commission (the “SEC”) or information provided to the Company by such beneficial owners.

* Less than 1%.

(1)          Includes 121,153 shares currently issuable upon exercise of options and 50,000 shares owned by a family trust, of which Mr. Cassidy disclaims beneficial ownership of 25,000 shares.

(2)          Includes 12,500 shares currently issuable upon exercise of options. Does not include an aggregate of 2,000 shares owned by family trusts, of which Mr. DiBenedetto disclaims beneficial ownership.

(3)          Includes 21,731 shares currently issuable upon exercise of options.

(4)          Includes 15,000 shares currently issuable upon exercise of options.

(5)          Based on Schedule 13G/A, filed on March 1, 2005.

(6)          Based on Schedule 13G/A, filed on February 6, 2006.

(7)          Based on Form 13F, filed on February 13, 2006.

(8)          Based on Schedule 13G/A, filed on February 14, 2006.

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

ITEM 14.                                               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees, including reimbursements for expenses, for professional audit services rendered by McGladrey & Pullen LLP and PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements for the years ended October 31, 2005 and October 31, 2004, respectively, and fees billed for other services rendered during those periods.

	Fiscal 2005	Fiscal 2004
Audit Fees (1)	$130,500	$227,050
Audit Related Fees (2)	$59,998	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$9,600	$14,000
Total	$200,098	$241,050

(1)          Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by McGladrey & Pullen and PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements.

(2)          Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”  There were no such fees in fiscal 2004. The fees in fiscal 2005 include fees relating to SEC compliance matters and quarterly reviews.

(3)          Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. There were no such fees in fiscal 2004 or 2005.

(4)          All Other Fees consist of fees for products and services other than the services reported above. The fees in fiscal 2004 and 2005 related to transaction work provided by PricewaterhouseCoopers, LLP and McGladrey & Pullen LLP, respectively.

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

NWH, INC.
(Registrant)

Date: February 28, 2006	By:	/s/ Terrence S. Cassidy
Terrence S. Cassidy, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrence S Cassidy
Terrence S. Cassidy	Director	February 28, 2006

/s/ Thomas R. DiBenedetto
Thomas R. DiBenedetto	Director	February 28, 2006

/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.	Director	February 28, 2006

/s/ Paul J. Tobin
Paul J. Tobin	Director	February 28, 2006