Form 10-K/A
period 2005-10-31
NWH INC
filed 2006-03-06
CIK 915016

FORM 10-K/A

AMENDMENT NO. 2

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

Yes  ☒   No  ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. __

                                The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $35,936,759, as of February 24, 2006, based upon the last sales price per share of the Registrant’s Common Stock, as reported on the Nasdaq National Market on such date.  As of February 24, 2006, 2,909,859 shares of Common Stock, $.01 par value, of the Registrant were outstanding.

                Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.  NWH, Inc. hereby amends its amendment to its Annual Report on Form 10-K/A, filed with the Commission on February 28, 2006, by adding the certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

PART IV

ITEM 15.                                               EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)	The following documents are filed as part of this report:

	1.	Exhibit list.

The following exhibit is filed herewith.

31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to Company’s 10-K/A filed with the Commission on February 28, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NWH, INC.

(Registrant)

Date: March 3, 2006	By:	/s/ Terrence S. Cassidy
Terrence S. Cassidy, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrence S Cassidy
Terrence S. Cassidy	Director	March 3, 2006

/s/ Thomas R. DiBenedetto
Thomas R. DiBenedetto	Director	March 3, 2006

/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.	Director	March 3, 2006

/s/ Paul J. Tobin
Paul J. Tobin	Director	March 3, 2006