Form 10-Q
period 2006-01-31
NWH INC
filed 2006-03-06
CIK 915016

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Rule 12b-2 of the Exchange Act)

Large Accelerated Filer  ☐    Accelerated Filer  ☐  Non- Accelerated Filer   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value: 2,909,859 shares as of March 6, 2006.

NWH, Inc.

NWH, Inc.

Consolidated Balance Sheets

	January 31,	October 31,
	2006	2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$20,534,078	$21,622,468
Trade and other receivables, net of allowances of $40,000 as of January 31, 2006 and October 31, 2005, respectively	2,853,498	3,292,684
Prepaid expenses and other current assets	375,370	422,664
Deferred income taxes	75,109	69,518
Refundable income taxes	29,050	61,120
Total current assets	23,867,105	25,468,454
Property & equipment, net of accumulated depreciation of $2,670,379 and $3,508,633, respectively	789,937	822,844
Internally developed software, net of accumulated amortization of $ 4,122,342 and $3,732,341, respectively	3,613,034	3,452,066
Goodwill	3,762,187	3,762,187
Other assets	432,672	425,131
Total assets	$32,464,935	$33,930,682

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$1,669,787	$2,015,506
Deferred revenue	518,090	556,125
Dividends payable	1,461,816	1,461,816
Total current liabilities	3,649,693	4,033,447

Notes payable	140,000	140,000
Deferred income taxes	1,284,903	1,212,365
Total liabilities	5,074,596	5,385,812

Stockholders’ equity
Preferred stock, $.01 par value: 1,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value: 20,000,000 shares authorized; 3,342,231 shares issued	33,422	33,422
Additional paid-in capital	23,195,991	23,195,991
Retained earnings	9,280,835	10,421,696
Treasury stock, 419,600 and 418,600 shares at cost	(5,119,909)	(5,106,239)
Total stockholders’ equity	27,390,339	28,544,870
Total liabilities and stockholders’ equity	$32,464,935	$33,930,682

See accompanying notes to unaudited consolidated financial statements.

NWH, Inc.

Consolidated Statements of Income

(Unaudited)

	For the Three Months
	Ended January 31,
	2006	2005

Service revenue	$4,640,226	$4,647,780
Other income	262,729	—
Total revenue	4,902,955	4,647,780

Cost of services	2,271,582	2,345,381
Professional fees	145,680	326,256
General and administrative	2,088,041	2,058,520
Depreciation and amortization not included in cost of services	96,751	87,209

Total operating expenses	4,602,054	4,817,366
Income (loss) from operations	300,901	(169,586)

Other income (expense):
Dividend income	197,605	—
Interest income	40,605	119,656
Interest expense	(1,040)	(3,673)
	237,170	115,983

Income (loss) before provision (benefit) for income taxes	538,071	(53,603)

Provision (benefit) for income taxes	217,116	(238,000)

Net income	$320,955	$184,397

Net income per common share
Basic	$0.11	$0.06
Diluted	$0.11	$0.06
Weighted average number of common shares outstanding:
Basic	2,922,908	2,924,631
Diluted	2,923,751	2,928,141

See accompanying notes to unaudited consolidated financial statements.

NWH, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months
	Ended January 31,
	2006	2005
Cash flows from operating activities
Net income	$320,955	$184,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	518,272	406,526
Accretion of interest	—	(61,837)
Deferred income taxes	66,947	(154,000)
Bad debt expense	4,666	823
Changes in assets and liabilities:
Trade and other receivables	434,520	579,063
Refundable income taxes	32,070	(249,924)
Prepaid expenses and other current assets	47,294	8,342
Other assets	(7,541)	(47,104)
Deferred revenue	(38,035)	—
Accounts payable and accrued expenses	(345,719)	(326,777)
Current income taxes payable	—	(147,035)
Net cash provided by operating activities	1,033,429	192,474

Cash flows from investing activities
Acquisition of property and equipment	(95,364)	(65,083)
Additions to internally developed software	(550,969)	(238,596)
Net cash used in investing activities	(646,333)	(303,679)

Cash flows from financing activities
Dividends paid	(1,461,816)	(1,462,316)
Acquisition of treasury stock	(13,670)	—
Principal payments of debt	—	(3,806)
Net cash used in financing activities	(1,475,486)	(1,466,122)

Net decrease in cash and cash equivalents	(1,088,390)	(1,577,327)

Cash and cash equivalents
Beginning of period	21,622,468	12,137,155
End of period	$20,534,078	$10,559,828

See accompanying notes to unaudited consolidated financial statements.

NWH, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.               Basis of Presentation

The accompanying unaudited consolidated financial statements of NWH, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals necessary for a fair presentation of the financial statements for these interim periods, have been recorded. Operating results for the interim period are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures.  Actual results could differ from those estimates.

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

4.               Stock Options and Stock Based Compensation

Effective November 1, 2005, the Company adopted SFAS No. 123R, “Share Based Payment” (SFAS 123R) utilizing the modified prospective method of adoption which does not require restatement of prior periods. Prior to the adoption of SFAS 123R, the Company accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense for stock options granted that had an exercise price equal to the fair market value of the underlying common stock at the date of grant. There was no pro-forma net income or net income per share effect, as if the fair value method in FASB Statement No. 123 had been used in the prior period to account for share-based compensation because all outstanding options during the period were insignificant.

Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on November 1, 2005 that are substantially modified, repurchased or cancelled. Under the modified prospective approach, compensation cost to be recognized in fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of November 1, 2005 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Compensation cost recognized in the three month period ended January 31, 2006 was insignificant.   Under APB Opinion No. 25, there would have been no compensation expense for stock option grants for the three months ended January 31, 2005.

On January 31, 2006, the Company had three share-based compensation plans, which are described below. The Company has a policy of satisfying option exercises with newly issued shares.

The Black-Scholes option pricing formula was used to estimate the fair value of awards under share-based payment arrangements. Expected volatilities are based on historical volatility of the Company’s Common Stock. The Company uses historical data to estimate option exercises within the valuation model. The expected term of options represent the period of time that options granted are expected to be outstanding. The risk free rate for periods within the contractual life of the option is based on the current U.S. Treasury yield in effect at each period end. The more significant assumptions underlying the determination of such fair value for options granted in 2005 include:  (i) weighted average risk-free interest rates of 4.3% in 2005; (ii) weighted average expected option life of 5 years; (iii) an expected volatility of 19% in 2005; (iv) an expected dividend yield of 14% in 2005; and (v) annual dividend of $2 per share which is not an indication of future dividend policy but an assumption based on historical payment of dividends.

The 1993 Stock Option Plan, as amended, and the 1997 Equity Incentive Plan (collectively, the “Plans”) permit the grant of options to key employees (including officers), directors, advisors, and independent consultants to the Company or to any of its subsidiaries. The vesting period is at the discretion of the Board of Directors. For options currently outstanding under the Plans, there are no service requirements as all options are fully vested upon issuance. Although 50,000 options remain outstanding under the 1993 Stock Option Plan, no further grants may be made under such Plan.  The Company originally authorized 300,000 shares of Common Stock for option issuances under the 1997 Equity Incentive Plan. At January 31, 2006 the Company had 115,000 options available for grant under the Plans. Options granted to employees may be designated as incentive stock options (“ISO’s”) or non-qualified stock options (“NQSO’s”), as defined by the Internal Revenue Service. Options granted to independent consultants and other non-employees may only be designated NQSO’s.

The exercise price of options granted under the Plans may not be less than 100% of the fair market value of the Common Stock on the date of grant. Generally, options will be exercisable for a term that will not exceed ten years from the date of grant. Options outstanding under the Plans have a five year life.

A summary of option activity under the Plans as of January 31, 2006, and changes during the quarter then ended is presented below:

				Weighted
				Average
			Weighted	Remaining
		Weighted Average	Average Grant	Contractual	Aggregate
	Share Options	Exercise Price	Date Fair Value	Term (Years)	Intrinsic Value

Outstanding, October 31, 2005	165,769	$15.98	$1.78
Expired	(65,000)	$18.00	$1.58
Outstanding, January 31, 2006	100,769	$14.68	$1.65	1.26	—
Exercisable, January 31, 2006	100,769	$14.68	$1.65	1.26	—

An additional 21,154 options issued under the 1997 Equity Incentive Plan with a weighted average grant date fair value of $1.58 will expire on March 2, 2006. On February 14, 2006, 65,000 options were issued under the 1997 Equity Incentive Plan with a weighted average exercise price of $13.05 representing 110% of the fair market value of the Common Stock on the date of grant. The per share weighted average fair value at the date of grant for these options was $0.07. These options vest upon issuance and have a five year life. The expense for the issuance of these options in the second quarter of fiscal 2006 is estimated to be less than $4,500.

In March 2000, the Company adopted the 2000 Director Option Plan (Director Plan) covering an aggregate of up to 70,000 shares of Common Stock, pursuant to which the Company shall grant 5 year options for 5,000 shares upon the appointment of an outside director and 2,500 shares annually to each outside director on the date of the annual stockholders meeting. The exercise price of options granted under the this plan may not be less than 100% of the fair market value of the Common Stock on the date of grant. These options have a five year life. Options granted upon appointment vest ratably over three years beginning with the grant date. Options granted annually vest immediately. There are no service requirements for options under this plan. At January 31, 2006 the Company had 15,000 options available for grant under the Director Plan.

A summary of option activity under the Director Plan as of January 31, 2006, and changes during the quarter then ended is presented below:

				Weighted
				Average
			Weighted	Remaining
		Weighted Average	Average Grant	Contractual	Aggregate
	Share Options	Exercise Price	Date Fair Value	Term (Years)	Intrinsic Value
Outstanding, October 31, 2005	50,000	$15.86	$1.39
Outstanding, January 31, 2006	50,000	$15.86	$1.39	2.53	—
Exercisable, January 31, 2006	48,333	$15.73	$1.39	2.52	—

A summary of the status of the Company’s non-vested shares under the Director Plan as of January 31, 2006, and changes during the quarter then ended is presented below:

Non-Vested Shares	Shares
Balance, October 31, 2005	5,000
Vested	(3,333)
Balance, January 31, 2006	1,667

The above non-vested shares will vest in February 2006. The compensation cost related to non-vested awards is anticipated to be insignificant in future periods.

No cash was received from option exercises under any option plans for the quarter ended January 31, 2006.

5.               Earnings Per Share

Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the dilutive effect of the assumed exercise of stock options.  Reconciliation of the weighted average shares outstanding for basic and diluted earnings per share are as follows:

EARNINGS PER SHARE

	For the Three Months
	Ended January 31,
	2006	2005
Weighted average common shares outstanding:
Basic EPS shares	2,922,908	2,924,631
Dilutive effect of stock options	843	3,510
Diluted EPS shares	2,923,751	2,928,141

6.               Segment Information

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

The following table summarizes the financial information of the operating segments as of and for the three months ended January 31, 2006 and 2005:

	NWH and		Segment		Consolidated
	Other	ENS	Totals	Adjustments	Totals
Three months ended January 31, 2006

Revenues from external customers	$—	$4,902,955	$4,902,955	$—	$4,902,955
Cost of services (excluding depreciation and amortization), professional fees, and general and adminstrative	(414,375)	(3,669,407)	(4,083,782)	—	(4,083,782)
Segment (loss) income	$(414,375)	$1,233,548	$819,173	$—	$819,173

Expenditure for segment assets (property and equipment and internally developed software including capitalized lease obligations)	$54,806	$591,527	$646,333	$—	$646,333

Segment assets	$30,375,324	$8,099,175	$38,474,499	$(6,009,564)	$32,464,935
Segment liabilities	$2,991,070	$6,791,132	$9,782,202	$(4,707,606)	$5,074,596

Three months ended January 31, 2005
Revenues from external customers	$—	$4,647,780	$4,647,780	$—	$4,647,780
Cost of services (excluding depreciation and amortization), professional fees, and general and adminstrative	(580,905)	(3,829,935)	(4,410,840)	—	(4,410,840)
Segment (loss) income	$(580,905)	$817,845	$236,940	$—	$236,940

Expenditure for segment assets (property and equipment and internally developed software including capitalized lease obligations)	$—	$303,679	$303,679	$—	$303,679

Segment assets	$39,594,075	$7,342,525	$46,936,600	(10,421,530)	$36,515,070
Segment liabilities	$2,782,190	$8,724,152	$11,506,342	$(7,178,251)	$4,328,091

The following represents the reconciliation of segment (loss) income and (loss) income before income taxes:

	NWH and		Segment		Consolidated
	Other	ENS	Totals	Adjustments	Totals
Three months ended January 31, 2006
Segment (loss) income	$(414,375)	$1,233,548	$819,173	$—	$819,173
Depreciation and amortization	(7,677)	(510,595)	(518,272)	—	(518,272)
Dividend income	197,605	—	197,605	—	197,605
interest income	56,618	9,595	66,213	(25,608)	40,605
Interest expense	—	(27,794)	(27,794)	26,754	(1,040)
(Loss) income before income taxes	$(167,829)	$704,754	$536,925	$1,146	$538,071

Three months ended January 31, 2005
Segment (loss) income	$(580,905)	$817,845	$236,940	$—	$236,940
Depreciation and amortization	(2,808)	(403,718)	(406,526)	—	(406,526)
interest income	187,266	8,787	196,053	(76,397)	119,656
Interest expense	(201)	(82,498)	(82,699)	79,026	(3,673)
(Loss) income before income taxes	$(396,648)	$340,416	$(56,232)	$2,629	$(53,603)

Expenditures for segment assets include property and equipment and internally developed software including capitalized lease obligations.

Adjustments represent the elimination of the notes payable from ENS to NWH and the related interest and NWH’s investment in ENS and other subsidiaries.

7.               Dividends

On November 3, 2005, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, was paid on February 3, 2006 to the shareholders of record at the close of business on January 27, 2006.

On February 13, 2006, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, will be payable in cash on May 10, 2006 to the shareholders of record at the close of business on April 27, 2006.

8.               Arbitration Award

The Company’s arbitration with a major customer over additional business opportunities was resolved with an award of $1,000,757 to ENS, which was paid in August, 2005. ENS received an additional award of $262,729 representing recovery of a portion of the related legal costs which has been reflected in the first quarter of fiscal 2006.

In connection with this matter and in accordance with the terms of the Company’s services agreement with this customer, this customer terminated the services agreement effective October 31, 2006. ENS may continue to provide business services after October 31, 2006 for this customer for electronic transactions. Paper services for this customer accounted for 29%, 31% and 25% of ENS’ total revenues in fiscal years 2005, 2004 and 2003. There is no assurance that this customer will continue any ENS services past October 31, 2006.

ITEM 2.                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NWH, Inc. (“NWH” or the “Company”) owns and operates Electronic Network Systems, Inc. (“ENS”), a payer services organization that connects healthcare payers and providers using state of the art proprietary software and telecommunications services for most healthcare payment and insurance validation transactions. The Company focuses its efforts on the development of ENS’ business and continues its business of acquiring and disposing of interests in healthcare and other business areas that will enhance the operations of ENS.  From time to time, the Company may explore a sale of the Company.

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

Over 86,000 providers are connected to ENS’ e-commerce and Internet services which represents a 106% increase over the prior year primarily due to more connections with gateways.  Through payer arrangements, ENS also currently conducts daily paper to e-commerce claim conversion for another 185,000 healthcare providers. ENS also experienced a 21.3% increase in contracted billable provider sites over the prior year.  All of ENS’ growth was obtained through internal sales versus acquisition. As of March 6, 2006, ENS was connected to over 1,500 payers, including commercial healthcare plans, managed care organizations, Blue Cross/Blue Shield plans, Medicare, Medicaid and CHAMPUS. Approximately 87% of all electronic claims received by ENS are directly submitted to contracted payers.

We focus on the current and future connectivity and transactions processing requirements of the healthcare industry.  We provide healthcare providers with a secure infrastructure for web-based and private network transactions consisting of, among others, electronic medical claims processing, electronic claims tracking and patient eligibility verification. We also provide health care payers e-commerce connectivity with their provider constituency as well as paper claims conversion, pre-adjudication, reporting, education and marketing support to increase utilization of e-commerce in this industry. Our strategy for the future is to facilitate the migration of provider and payer clients from their current inefficient, non-integrated transactions processing environments to efficient, seamlessly integrated applications utilizing the transactions processing capabilities of Health-e Network®.  Traditional applications linked to on-all-the-time Internet capabilities or Application Service Provider (ASP) environments will be able to route real-time transactions to and from all payers utilizing Health-e Network®.   We believe that the transition to these new levels of integrated transactions processing capabilities will drastically change how the business of healthcare is conducted among healthcare participants. We plan to continue to expand this transactions infrastructure as management believes these applications will continue to evolve into more viable and widely used systems.

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

•                  Automated Document Services™ (ADS™)  provides payers the complete front-end handling and conversion (imaging/scanning) of paper claims forms to an e-commerce format. Paper claims now constitute from 25-30% of provider claims volume industry-wide to commercial payers.  As the claims are converted to an electronic format, ENS or an ENS partner captures the names of all paper-submitting providers in order to convert them for other e-commerce services with the payer’s support.  Utilization of Health-e Network® (which includes ADS™) provides a payer with the opportunity to have 100% e-commerce claims receipts.  With ENS as their partner and core e-commerce strategy implementer, payers can increase e-commerce transactions from their provider constituency.  With the continually decreasing number of paper claim transactions received by payers, and the reduced pricing and margins in paper conversion services across the industry, ENS will utilize the services of business partners to process paper transactions after 2006 in order to improve efficiencies and profitability.  We will remain strategically focused on our higher margin core electronic transaction services and will continue to enhance our service offerings. ENS will continue to support its proven complete cycle model through strategic business partners wherever it is financially and strategically prudent.

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

As of March 6, 2006, in excess of 86,000 physicians were actively submitting electronic healthcare transactions via Health-e Network® suite of services with over an additional 470 contracted provider sites scheduled to be installed in 2006.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import, constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company’s financial and business prospects and capital requirements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: the limited nature of the Company’s operations and the risk of the Company’s failure to acquire additional businesses; the uncertain acceptance of Health-e Network®; competition; existing government regulations and changes in, or the failure to comply with, government regulations; the ability of the Company to sustain, manage or forecast its growth; dependence on significant customers and the potential loss thereof; the ability to attract and retain qualified personnel; risk of technological obsolescence, and other factors referenced in this Quarterly Report on Form 10-Q including, without limitation, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  Certain of these factors are discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended October 31, 2005, including, without limitation, under the caption “Business” and Exhibit 99.1 thereto.  Given these uncertainties, undue reliance should not be placed on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Results of Operations

Three months ended January 31, 2006 as compared to three months ended January 31, 2005:

Service Revenue:

Service revenue decreased from $4,647,780 for the three months ended January 31, 2005 to $4,640,226 for the three months ended January 31, 2006 (or approximately 0.2%), primarily reflecting growth in sales to new and existing providers and related payer income as well as growth in PASS™ transactions.  These trends were offset by market wide pricing pressures on payer income from EDI transactions and declining claim volumes from a significant customer (see ENS - Liquidity and Capital Resources for a discussion of this customer).  This significant customer makes up approximately 99% of the Company’s revenue in the area of processing paper claim transactions.  With the continually decreasing number of paper claim transactions received by payers, and the reduced pricing and margins in paper conversion services across the industry, ENS will utilize the services of business partners to process paper transactions during and after 2006 in order to improve efficiencies and profitability and does not endeavor to grow this aspect of ENS’ business.  We will remain strategically focused on growing our higher margin core electronic transaction services and will continue to enhance our service offerings in this area.  ENS will continue to support its proven complete cycle model through strategic business partners wherever it is financially and strategically prudent.  See below for a discussion of ENS results of operations.

Other Income:

The Company’s arbitration with a major customer over additional business opportunities was resolved with an award of $1,000,757 to ENS, which was paid in August, 2005.  During the quarter ended January 31, 2006, ENS received an additional award of $262,729 representing recovery of a portion of the related legal costs.

Cost of Services:

Cost of services decreased from $2,345,381 for the three months ended January 31, 2005 to $2,271,582 for the three months ended January 31, 2006 (or approximately 3.1%), reflecting declining costs related to declining transaction volumes from a significant customer offset by increased revenue sharing costs for EDI transaction processing and an increase in wages capitalized to software development due to an increase in signed contracts requiring development,. See below for a discussion of ENS results of operations.

Professional Fees:

Aggregate professional fees decreased from $326,256 in the three months ended January 31, 2005 to $145,680 in the three months ended January 31, 2006 (or approximately 55.3%) due to the resolution of the arbitration proceedings.  Of the $1,204,132 of aggregate professional fees, $441,670 has been netted against other income as an offset to the $1,000,757 arbitration award received by ENS in August 2005.  See ENS Income from Operations below for a further discussion of the arbitration award.  The professional fees relating to the Company, independent of ENS’ business, decreased from $235,256 in the three months ended January 31, 2005 to $63,630 in the three months ended January 31, 2006 (or approximately 73.0%), as a result of reduced accounting fees due to the prior year change in external accountants and use of internal staff to reduce external accounting and legal services.

Selling, General and Administrative:

Selling, general and administrative expense increased from $2,058,520 in the three months ended January 31, 2005 to $2,088,041 in the three months ended January 31, 2006 (or approximately 1.4%), reflecting business growth at ENS, primarily with regard to sales to providers, and increased marketing costs on the provider and payer side of ENS’ business.  The selling, general and administrative expense relating to operations of the Company, independent of ENS’ business, increased from $345,649 in the three months ended January 31, 2005 to $350,744 in the three months ended January 31, 2006 (or approximately 1.5%) due to general cost increases.

Depreciation and Amortization:

Depreciation and amortization increased from $87,209 in the three months ended January 31, 2005 to $96,751 in the three months ended January 31, 2006 (or approximately 10.9%), due to the addition of internally used computer equipment and office furniture.

Income (Loss) from Operations:

As a result of the foregoing events, income (loss) from operations increased from a loss of $169,586 for the three months ended January 31, 2005 to income of $300,901 for the three months ended January 31, 2006.

Interest and Dividend Income:

Interest income decreased from $119,656 for the three months ended January 31, 2005 to $40,605 for the three months ended January 31, 2006 (or approximately 66.1%) and dividend income increased from $0 in the three months ended January 31, 2005 to $197,605 in the three months ended January 31, 2006 (or approximately 100%), due to our investment in various preferred index funds during 2006 which generate dividends versus interest income.

Interest Expense:

Interest expense decreased from $3,673 in the three months ended January 31, 2005 to $1,040 in the three months ended January 31, 2006 (or approximately 71.7%), primarily due to ENS’ repayment of all capital leases.

Income (Loss) Before Provision for Income Taxes:

We realized a loss before provision for income taxes of $53,603 for the three months ended January 31, 2005, as compared to income of $538,071 for the three months ended January 31, 2006, primarily as a result of the increase in income (loss) from operations and increases in dividend and interest income, as described above.

Provision (Benefit) for Income Taxes:

Benefit for income taxes was $238,000 for the three months ended January 31, 2005, which reflected the revision of prior year tax estimates, as compared to a provision of $217,116 for the three months ended January 31, 2006, which approximates federal and state statutory rates.

Net Income:

Net income increased from $184,397 for the three months ended January 31, 2005 to $320,955 for the three months ended January 31, 2006, as a result of the foregoing events.

ENS - Results of Operations:

ENS - Three months ended December 31, 2005 as compared to three months ended December 31, 2004:

Service Revenue:

Service revenue decreased from $4,647,780 for the three months ended December 31, 2004 to $4,640,226 for the three months ended December 31, 2005 (or approximately 0.2%), primarily reflecting growth in sales to new and existing providers and related payer income as well as growth in PASS™ transactions.  ENS has increased its number of direct provider connections by 23.7% and increased its number of direct e-commerce connections with payers from December 31, 2004 to December 31, 2005.  These trends were offset by market wide pricing pressures on payer income from EDI transactions and declining claim volumes from a significant customer (see ENS – Liquidity and Capital Resources for a discussion of this customer).  This significant customer makes up approximately 99% of the Company’s revenue in the area of processing paper claim transactions.  With the continually decreasing number of paper claim transactions received by payers, and the reduced pricing and margins in paper conversion services across the industry, ENS will utilize the services of business partners to process paper transactions during and after 2006 in order to improve efficiencies and profitability and does not endeavor to grow this aspect of ENS’ business.  We will remain strategically focused on growing our higher margin core electronic transaction services and will continue to enhance our service offerings in this area.  ENS will continue to support its proven complete cycle model through strategic business partners wherever it is financially and strategically prudent.  See below for a discussion of ENS results of operations.

Other Income:

The Company’s arbitration with a major customer over additional business opportunities was resolved with an award of $1,000,757 to ENS, which was paid in August, 2005.  During the quarter ended December 31, 2005, ENS received an additional award of $262,729 representing recovery of a portion of the related legal costs.

Cost of Services:

Cost of services decreased from $2,345,381 in the three months ended December 31, 2004 to $2,271,582 in the three months ended December 31, 2005 (or approximately 3.1%), reflecting an increase in wages capitalized to software development due to an increase in signed contracts requiring development, declining costs related to declining transaction volumes from a significant customer offset by increased revenue sharing costs for EDI transaction processing.  Included in cost of services for the three months ended December 31, 2004 and December 31, 2005 is amortization of proprietary software used to provide services directly to specific customers, and depreciation of furniture and equipment, of $319,317 and $421,521, respectively.

Professional Fees:

Professional fees decreased from $91,000 in the three months ended December 31, 2004 to $82,050 in the three months ended December 31, 2005 (or approximately 9.8%) as a result of the completion of the arbitration proceedings against a major customer.  See Other Income for a further discussion of the arbitration award received by ENS.

Selling, General and Administrative:

Selling, general and administrative expense increased from $1,803,871 in the three months ended December 31, 2004 to $1,819,347 in the three months ended December 31, 2005 (or approximately 0.9%) as a result of the increased use of vendors with whom we have revenue sharing arrangements related to provider revenues.  This was partially offset by cost containment measures.  These amounts include professional fees as noted above.

Depreciation and Amortization:

Depreciation and amortization increased from $84,401 in the three months ended December 31, 2004 to $89,073 in the three months ended December 31, 2005 (or approximately 5.5%), due to the purchase of additional computer equipment.

Income from Operations:

As a result of the foregoing and the following, income from operations increased from $414,127 for the three months ended December 31, 2004 (8.9% of revenue) to $722,953 (15.6% of revenue) for the three months ended December 31, 2005.  ENS’ arbitration with a major customer over additional business opportunities was resolved with an award of $1,000,757 to ENS, which was paid in August 2005. On October 19, 2005, ENS received an additional award of $262,729 representing recovery of a portion of the related legal costs.

Interest Expense:

Interest expense, exclusive of interest payable to NWH, decreased from $3,472 in the three months ended December 31, 2004 to $1,167 in the three months ended December 31, 2005 (or approximately 66.4%), primarily due to ENS’ repayment of all capital leases in fiscal 2005.  For the three months ended December 31, 2005, $26,627 of interest expense was recognized by ENS as payable to NWH and was eliminated in consolidation.

Segment Income:

Segment income increased from $817,845 for the three months ended December 31, 2004 to $1,233,548 for the three months ended December 31, 2005 primarily as a result of the increase in services revenues, overall gain from operations and receipt of the arbitration award, as discussed above.  We calculate segment income as income before income taxes excluding interest, depreciation and amortization.  See Note 6 to the Consolidated Financial Statements for a presentation of segment income.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2006, we had approximately $20.5 million in cash and cash equivalents.  Our assets have been used for, and are currently reserved to fund development of our healthcare e-commerce business and development and acquisition of new technologies and businesses in other areas.  Such amount, with earnings thereon, is expected to be sufficient to implement this business plan through January 2007, or for a shorter period if we decide to invest a substantial portion of our assets in major acquisitions, equity investments or stock repurchases.  We actively seek to acquire or invest in healthcare e-commerce and other businesses in unrelated areas.  From time to time we may also dispose of assets or explore the sale of the Company.  We have no specific arrangements with respect to any such acquisitions, dispositions or investments at the present time.  There can be no assurance that any such acquisitions, dispositions or investments will be made.

Our board of directors authorized the repurchase of up to 20% of our common stock because we believe, under current market conditions, the repurchase is a favorable investment.  The repurchased shares will also be available for issuance upon exercise of outstanding options.  We repurchased 1,000 shares in the quarter ended January 31, 2006 for an aggregate cost of $13,670.  Through January 31, 2006, we have repurchased an aggregate of 419,600 shares for an aggregate cost of $5,119,909.

In the first quarter of fiscal year 2006, each of the four quarters of fiscal years 2005 and 2004 and the last two quarters of fiscal year 2003, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share plus a special dividend of $0.20 per share, with each such dividend being paid in cash to all holders of record as of the close of business on a specific date.  On February 13, 2006, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share plus a special dividend of $0.20 per share.  The dividend, aggregating $0.50 per share, will be payable in cash on May 10, 2006, to holders of record at the close of business on April 27, 2006.  The Company reviews its dividend policy on a quarterly basis.

During the three months ended January 31, 2006, the Company spent $646,333 on fixed assets, including $550,969 for internally developed software and $95,364 for computer and office equipment required for increased transaction processing, new payer contracts and other business growth.  The expenditures for internally developed software increased 87.1% over the first quarter of fiscal 2005 due to additional new payer contracts for EDI and PASS services requiring higher levels of development, development of ECT, an Internet based electronic claims tracking system, and the Company’s Internet claims processing system.

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

ENS - Liquidity and Capital Resources:

ENS’ early operations were financed principally through equity investments by NWH (for this purpose, the “Parent Company”) and loans from the Parent Company, and these loans totaled $3,388,228 through December 31, 2005 (including previously accrued interest of $1,258,985 that had been converted to principal).  During the quarter ended December 31, 2005, ENS repaid $350,000 of these loans to the Parent Company and anticipates making additional repayments for the foreseeable future.  ENS plans additional investment in its technology enhancements, including further development and implementation of Xpedite™, its full contact management operating system; its Internet claims processing system; hosting of additional HIPAA transactions;  ECT, an Internet based electronic claims tracking system; additional payer connectivity; and enhancements to broaden the transactions processing infrastructure.

With the continually decreasing number of paper claims transactions received by payers, and the reduced pricing and margins in paper conversion services across the industry, ENS will utilize the services of business partners to process paper transactions during and after 2006 in order to improve efficiencies and profitability.  We will remain strategically focused on our higher margin core electronic transaction services and will continue to enhance our service offerings.  ENS will continue to support its proven complete cycle model through strategic business partners wherever it is financially and strategically prudent.

In accordance with the terms of the Company’s services agreement with Fiserv Health, Inc. (FHI), one of ENS’ largest paper customers, FHI terminated the services agreement effective October 31, 2006.  In 2004, ENS initiated arbitration proceedings against FHI alleging that FHI had breached the services agreement.  The matter was arbitrated in 2005 and, as a result ENS was awarded $1,000,757 in an initial award and an additional $262,729 of costs in the final award.  The arbitration panel found that “Fiserv breached the agreement. The breach was material.”  In addition, the arbitration panel did find “in favor of ENS” as it relates to Fiserv’s willful misconduct.  Paper services for FHI accounted for 31% and 29% of ENS’ revenues in fiscal years 2004 and 2005. However there is no assurance that FHI will continue any ENS services past October 31, 2006.  We anticipate that this customer will generate approximately 24% and 1% of ENS’ revenues in fiscal years 2006 and 2007 with revenues declining gradually throughout fiscal 2006 and dropping dramatically in the first quarter of fiscal 2007.  We expect the costs of these services to decline correspondingly as all costs are variable with production volumes.  We anticipate that the termination of this agreement will have little effect on ENS’ overall profitability due to the recent signing of two new contracts for pre-adjudication and EDI services.  The systems development required for these contracts is near completion. While the revenues generated by these contracts are not expected to make up for the revenues lost from the terminated agreement, the profits generated by the transactions to be processed by these systems are anticipated to replace and, eventually, exceed the profits lost by the terminated agreement.  We believe that ENS’ results will continue to improve, reflecting the quality of its services, in fiscal 2006 and into 2007.

Although we believe that ENS may need to obtain additional financing to accelerate its strategic business plan, based upon existing contracts with physicians, other providers, payers and management companies and current expense levels, management expects ENS to continue profitable operations through fiscal 2006.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$140,000	$—	$140,000	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	395,672	377,246	18,426	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$535,672	$377,246	$158,426	$—	$—

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

RECENT ACCOUNTING PRONOUNCEMENTS

All recent accounting pronouncements have either been adopted or are currently not applicable.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities, other than activities relating to ENS and potential acquisitions, is to preserve principal and maintain liquidity, while at the same time maximizing the yield we receive from our investment portfolio.

Changes in prevailing interest rates will cause the yield on our investments to fluctuate.  To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and marketable securities in commercial paper, non-government debt securities, money market funds, highly liquid U.S. Treasury notes and federal agency notes and other low risk investments.  We view these high grade securities within our portfolio as having similar market risk characteristics. The weighted-average interest rate of the portfolio was 4.0% at January 31, 2006.

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

ITEM 4.                                                     CONTROLS AND PROCEDURES

As of January 31, 2006, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management.  Based on that evaluation, management has concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, as of January 31, 2006.  There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: March 6, 2006

NWH, INC.
(Registrant)

By:	/s/ TERRENCE S. CASSIDY
Terrence S. Cassidy, President and Principal Accounting Officer