Form 10-K/A
period 2005-10-31
NWH INC
filed 2006-03-14
CIK 915016

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

DOCUMENTS INCORPORATED BY REFERENCE

None.  NWH, Inc. hereby amends its Annual Report on Form 10-K for the year ended October 31, 2005, filed with the Commission on December 30, 2005, by amending and restating the information required by Items 10 through 14.

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

ITEM 11.        EXECUTIVE COMPENSATION

The following table sets forth information as to compensation paid by the Company and its subsidiaries for the fiscal years ended October 31, 2003, 2004, and 2005 to each of the executive officers of the Company:

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	I	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation ($)	Restricted Stock Award(s)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Terrence S.	2005	299,000				—
Cassidy, President	2004	299,000				—
and Chief	2003	299,000				71,153
Executive Officer

Timothy Mathews,	2005	120,000
Executive Vice	2004	120,000
President –	2003	120,000
Technology

Option Grants and Surrenders

Option/SAR Grants in Last Fiscal Year

Name	Number of Shares Underlying Options Granted	% of Total Options Granted to Employees in 2005	Exercise or Base Price	Expiration Date	Grant Date Fair Value (1)

None

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

(a)	(b)	(c)	(d)	(e)
			Number of Securities Underlying Unexercised Options/SARs at FY-End (#)	Value of Unexercised In-the-Money Options/SARs at FY-End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable

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

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN AMONG NWH, INC.,

NASDAQ MARKET INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON  NOV. 1, 2000

ASSUMES  DIVIDEND REINVESTED

FISCAL YEAR ENDING  OCT. 31, 2005

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

Name and Address	Amount and Nature of Beneficial Ownership+		Percent of Class

Terrence S. Cassidy 156 W. 56th Street New York, New York 10019	555,153	(1)	18.3%

Thomas R. DiBenedetto 156 W. 56th Street New York, New York 10019	32,731	(2)	1.1%

Michael A. McManus, Jr. 100 White Plains Road Bronxville, New York 10708	53,731	(3)	1.8%

Paul J. Tobin c/o Boston Communications Group, Inc. 100 Sylvan Road Woburn, Massachusetts 01801	15,000	(4)	*

Timothy Mathews 233 North Garrard Rantoul, Illinois 61866	50,590		1.7%

All officers and directors as a group (six persons)	707,205	(1),(2),(3),(4)	23.0%

Avenir Corporation 1725 K Street, NW, Suite 401 Washington, D.C. 20006	248,595	(5)	8.5%

Name and Address	Amount and Nature of Beneficial Ownership+		Percent of Class

Dimensional Fund Advisors Inc. 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401	181,900	(6)	6.3%

Mario J. Gabelli c/o GAMCO Investors, Inc. One Corporate Center Rye, New York 10580-1435	147,076	(7)	5.1%

Jon D. Gruber c/o Gruber & McBaine Capital Management, LLC 50 Osgood Place, Penthouse San Francisco, CA 94133	172,500	(8)	5.9%

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

	Fiscal 2005	Fiscal 2004
Audit and Quarterly Review Fees (1)	$179,359	$227,050
Audit Related Fees (2)	$24,098	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$14,000
Total	$203,457	$241,050

(1)   Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by McGladrey & Pullen and PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements.

(2)   Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”  There were no such fees in fiscal 2004.  The fees in fiscal 2005 include fees relating to SEC compliance matters.

(3)   Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.  There were no such fees in fiscal 2004 or 2005.

(4)   All Other Fees consist of fees for products and services other than the services reported above.  The fees in fiscal 2004 related to transaction work provided by PricewaterhouseCoopers, LLP.

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

31.1                 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NWH, INC.

(Registrant)

Date: March 13, 2006	By:	/s/ Terrence S. Cassidy
Terrence S. Cassidy, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terrence S Cassidy
Terrence S. Cassidy	Director	March 13, 2006

/s/ Thomas R. DiBenedetto
Thomas R. DiBenedetto	Director	March 13, 2006

/s/ Michael A. McManus, Jr.
Michael A. McManus, Jr.	Director	March 13, 2006

/s/ Paul J. Tobin
Paul J. Tobin	Director	March 13, 2006