Form 10-K/A
period 2005-10-31
NWH INC
filed 2006-04-17
CIK 915016

FORM 10-K/A

AMENDMENT NO. 4

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

ITEM 11.                EXECUTIVE COMPENSATION

The following table sets forth information as to compensation paid by the Company and its subsidiaries for the fiscal years ended October 31, 2003, 2004, and 2005 to each of the executive officers of the Company:

Summary Compensation Table

Long-Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	I	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation ($)	Restricted Stock Award(s)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Terrence S. Cassidy, President and Chief Executive Officer	2005 2004 2003	299,000 299,000 299,000				–– –– 71,153

Timothy Mathews, Executive Vice President – Technology	2005 2004 2003	120,000 120,000 120,000

Option Grants and Surrenders

Option/SAR Grants in Last Fiscal Year

Name	Number of Shares Underlying Options Granted	% of Total Options Granted to Employees in 2005	Exercise or Base Price	Expiration Date	Grant Date Fair Value (1)

None

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable

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

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

All audit and permissible non-audit services provided by the Company’s independent auditor must be pre-approved by the Audit Committee.  Pre-approval may be provided for up to one year and any pre-

approval is detailed as to the particular service or category of services and is generally subject to a specific fee.  The Audit Committee may delegate to a Committee member or members the authority to pre-approve certain audit and permissible non-audit services.  Any decisions by the member or members under this delegated authority will be reported at the next meeting of the Audit Committee.

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