Form 10-Q
period 2006-04-30
NWH INC
filed 2006-06-01
CIK 915016

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Rule 12b-2 of the Exchange Act)

Large Accelerated Filer ☐          Accelerated Filer ☐          Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value: 2,910,859 shares as of May 30, 2006.

NWH, Inc.
Index

Part I — Financial Information

Item 1. Unaudited Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

NWH, Inc.
Consolidated Balance Sheets

	April 30, 2006	October 31, 2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$18,879,783	$21,622,468
Trade and other receivables, net of allowances of $40,000 as of April 30, 2006 and October 31, 2005, respectively	3,201,311	3,297,684
Prepaid expenses and other current assets	550,931	417,664
Deferred income taxes	579,120	69,518
Refundable income taxes	146,042	61,120
Total current assets	23,357,186	25,468,454

Property and equipment, net of accumulated depreciation of $2,031,578 and $3,508,633, respectively	735,312	822,844
Internally developed software, net of accumulated amortization of $4,530,504 and $3,732,341, respectively	3,718,502	3,452,066
Goodwill	3,682,977	3,762,187
Other assets	418,993	425,131
Total assets	$31,912,970	$33,930,682

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$1,659,580	$2,015,506
Deferred revenue	506,838	556,125
Dividends payable	1,460,816	1,461,816
Total current liabilities	3,627,233	4,033,447
Note Payable	140,000	140,000
Deferred income taxes	1,416,269	1,212,365
Total liabilities	5,183,502	5,385,812

Stockholders’ equity
Preferred stock, $0.01 par value: 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value: 20,000,000 shares authorized, 3,342,231 shares issued	33,422	33,422
Additional paid-in capital	23,200,077	23,195,991
Retained earnings	8,756,673	10,421,696
Treasury stock, 431,372 and 418,600 shares at cost, respectively	(5,260,704)	(5,106,239)
Total stockholders’ equity	26,729,468	28,544,870
Total liabilities and stockholders’ equity	$31,912,970	$33,930,682

See accompanying notes to unaudited consolidated financial statements.

NWH, Inc.
Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended April 30,		Ended April 30,
	2006	2005	2006	2005
Service revenue	$4,919,738	$4,770,308	$9,559,964	$9,418,088
Other income	—		262,729	—
Total revenue	4,919,738	4,770,308	9,822,693	9,418,088

Cost of services	2,364,904	2,255,419	4,636,485	4,600,800
Professional fees	198,700	253,410	344,380	579,666
General and administrative	1,942,697	2,139,293	4,030,739	4,197,813
Depreciation and amortization not included in cost of services	92,258	89,594	184,823	176,803
Total operating expenses	4,602,746	4,737,716	9,204,800	9,555,082

Income (loss) from operations	316,993	32,592	617,893	(136,994)

Other income (expense):
Dividend income	198,110	137,551	395,714	137,551
Interest income	21,795	34,015	62,401	153,671
Interest expense	(1,036)	(3,093)	(2,203)	(6,766)
	218,868	168,473	456,039	284,456

Income before provision (benefit) for income taxes	535,861	201,065	1,073,932	147,462

Provision (benefit) for income taxes	(410,427)	74,000	(193,311)	(164,000)

Net income	$946,288	$127,065	$1,267,243	$311,462

Net income per common share
Basic	$0.32	$0.04	$0.43	$0.11
Diluted	$0.32	$0.04	$0.43	$0.11
Weighted average number of common shares outstanding
Basic	2,912,843	2,923,631	2,917,873	2,924,139
Diluted	2,921,356	2,926,954	2,924,900	2,927,624

See accompanying notes to unaudited consolidated financial statements.

NWH, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended April 30,
	2006	2005
Cash flows from operating activities
Net income	$1,267,243	$311,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,045,551	835,432
Accretion of interest	—	(61,274)
Change in deferred taxes	(305,698)	(139,000)
Bad debt expense	14,456	23,572
Changes in assets and liabilities:
Trade and other receivables	81,916	(281,945)
Refundable income taxes	(84,922)	(190,924)
Prepaid expenses and other current assets	(133,266)	(214,532)
Other assets	85,349	(73,795)
Deferred revenue	(49,286)	(42,813)
Income taxes payable	—	(147,035)
Accounts payable and accrued expenses	(355,248)	269,289
Net cash provided by operating activities	1,566,095	288,437

Cash flows from investing activities
Acquisition of property and equipment	(238,192)	(259,826)
Additions to internally developed software	(1,064,599)	(508,042)
Proceeds from sale of marketable securities	—	14,988,011
Cash received from asset sale	74,107	—
Net cash (used in) provided by investing activities	(1,228,684)	14,220,143

Cash flows from financing activities
Dividends paid	(2,925,631)	(2,924,632)
Principal payments of debt	—	(7,638)
Purchase of treasury stock	(154,465)	(14,605)
Net cash used in financing activities	(3,080,096)	(2,946,875)

Net (decrease) increase in cash and cash equivalents	(2,742,685)	11,561,705
Cash and cash equivalents:
Beginning of period	21,622,468	12,137,155
End of period	$18,879,783	$23,698,860

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

Under the modified prospective approach, SFAS No. 123R applies to new awards and to awards that were outstanding on November 1, 2005 that are substantially modified, repurchased or cancelled. Under the modified prospective approach, compensation cost to be recognized in fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of November 1, 2005 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to November 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Compensation cost recognized in the six month period ended April 30, 2006 was $4,086.  Under APB Opinion No. 25, there would have been no compensation expense for stock option grants for the six months ended April 30, 2005.

On April 30, 2006, the Company had three share-based compensation plans, which are described below. The Company has a policy of satisfying option exercises with newly issued shares.

The Black-Scholes option pricing formula was used to estimate the fair value of awards under share-based payment arrangements. Expected volatilities are based on historical volatility of the Company’s Common Stock. The Company uses historical data to estimate option exercises within the valuation model. The expected term of options represent the period of time that options granted are expected to be outstanding. The risk free rate for periods within the contractual life of the option is based on the current U.S. Treasury yield in effect at each period end. The more significant assumptions underlying the determination of such fair value for options granted in 2005 and 2006 include:  (i) weighted average risk-free interest rates of 4.3% in 2005 and 4.0% in 2006; (ii) weighted average expected option life of 5 years; (iii) an expected volatility of 19% in 2005 and 2006; (iv) an expected dividend yield of 14% in 2005 and 16% in 2006; and (v) annual dividend of $2 per share which is not an indication of future dividend policy but an assumption based on historical payment of dividends.

The 1993 Stock Option Plan, as amended, and the 1997 Equity Incentive Plan (collectively, the “Plans”) permit the grant of options to key employees (including officers), directors, advisors, and independent consultants to the Company or to any of its subsidiaries. The vesting period is at the discretion of the Board of Directors.  For options currently outstanding under the Plans, there are no service requirements as all options are fully vested upon issuance. Although 50,000 options remain outstanding under the 1993 Stock Option Plan, no further grants may be made under such Plan. The Company originally authorized 300,000 shares of Common Stock for option issuances under the 1997 Equity Incentive Plan. At April 30, 2006 the Company had 71,154 options available for grant under the Plans. Options granted to employees may be designated as incentive stock options (“ISO’s”) or non-qualified stock options (“NQSO’s”), as defined by the Internal Revenue Service. Options granted to independent consultants and other non-employees may only be designated NQSO’s.

The exercise price of options granted under the Plans may not be less than 100% of the fair market value of the Common Stock on the date of grant. Generally, options will be exercisable for a term that will not exceed ten years from the date of grant. Options outstanding under the Plans have a five year life.

A summary of option activity under the Plans as of April 30, 2006, and changes during the six months then ended is presented below:

				Weighted
				Average
		Weighted	Weighted	Remaining	Aggregate
		Average	Average Grant	Contractual	Intrinsic
	Share Options	Exercise Price	Date Fair Value	Term (Years)	Value

Outstanding, October 31, 2005	165,769	$15.98	$1.78
Issued	65,000	$13.05	$0.07
Expired	(86,154)	$17.14	$1.87
Outstanding, April 30, 2006	144,615	$13.97	$0.95	2.75	—
Exercisable, April 30, 2006	144,615	$13.97	$0.95	2.75	—

In March 2000, the Company adopted the 2000 Director Option Plan (Director Plan) covering an aggregate of up to 70,000 shares of Common Stock, pursuant to which the Company shall grant 5 year options for 5,000 shares upon the appointment of an outside director and 2,500 shares annually to each outside director on the date of the annual stockholders meeting. The exercise price of options granted under the this plan may not be less than 100% of the fair market value of the Common Stock on the date of grant. These options have a five year life. Options granted upon appointment vest ratably over three years beginning with the grant date. Options granted annually vest immediately. There are no service requirements for options under this plan. At April 30, 2006 the Company had 22,500 options available for grant under the Director Plan.

A summary of option activity under the Director Plan as of April 30, 2006, and changes during the six months then ended is presented below:

				Weighted
				Average
		Weighted	Weighted	Remaining	Aggregate
		Average	Average Grant	Contractual	Intrinsic
	Share Options	Exercise Price	Date Fair Value	Term (Years)	Value
Outstanding, October 31, 2005	50,000	$15.86	$1.39
Expired	(7,500)	$12.75	$1.63
Outstanding, April 30, 2006	42,500	$16.40	$1.34	2.71	—
Exercisable, April 30, 2006	42,500	$16.40	$1.34	2.71	—

A summary of the status of the Company’s non-vested shares under the Director Plan for the six months ended April 30, 2006 is presented below:

Non-Vested Shares	Shares
Balance, October 31, 2005	5,000
Vested	(5,000)
Balance, April 30, 2006	—

No cash was received from option exercises under any option plans for the quarter and six months ended April 30, 2006.

5. Earnings Per Share

Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the dilutive effect of the assumed exercise of stock options. Reconciliation of the weighted average shares outstanding for basic and diluted earnings per share is as follows:

	For the Three Months		For the Six Months
	Ended April 30,		Ended April 30,
	2006	2005	2006	2005

Weighted average common shares outstanding:
Basic EPS shares	2,912,843	2,923,631	2,917,873	2,924,139
Dilutive effect of stock options	8,513	3,323	7,027	3,485
Diluted EPS shares	2,921,356	2,926,954	2,924,900	2,927,624

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

The following table summarizes the financial information of the operating segments as of and for the three and six months ended April 30, 2006 and 2005:

	NWH and Other	ENS	Segment Totals	Eliminations	Consol. Totals
Three months ended April 30, 2006
Revenues from external customers	$—	$4,919,738	$4,919,738	$—	$4,919,738
Cost of services (excluding depreciation and amortization), professional fees, and general and administrative	$(465,360)	$(3,610,109)	$(4,075,468)	$—	$(4,075,468)
Segment (loss) income	$(465,360)	$1,309,630	$844,270	$—	$844,270

Expenditure for segment assets	$—	$513,630	$513,630	$—	$513,630

Three months ended April 30, 2005
Revenues from external customers	$—	$4,770,308	$4,770,308	$—	$4,770,308

Cost of services (excluding depreciation and amortization), professional fees, and general and adminstrative	$(563,154)	$(3,745,655)	$(4,308,809)	$—	$(4,308,809)
Segment (loss) income	$(563,154)	$1,024,653	$461,499	$—	$461,499

Expenditure for segment assets	$9,071	$455,117	$464,188	$—	$464,188

Six months ended April 30, 2006
Revenues from external customers	$—	$9,822,693	$9,822,693	$—	$9,822,693

Cost of services (excluding depreciation and amortization), professional fees, and general and administrative	$(879,734)	$(7,279,515)	$(8,159,250)	$—	$(8,159,250)
Segment (loss) income	$(879,734)	$2,543,178	$1,663,444	$—	$1,663,444

Expenditure for segment assets	$54,806	$1,247,985	$1,302,791	$—	$1,302,791

Segment assets	$29,042,310	$8,114,662	$37,156,972	$(5,234,452)	$31,922,520
Segment liabilities	$3,008,709	$6,029,736	$9,038,445	$(3,924,603)	$5,113,842

Six months ended April 30, 2005
Revenues from external customers	$—	$9,418,088	$9,418,088	$—	$9,418,088

Cost of services (excluding depreciation and amortization), professional fees, and general and adminstrative	$(1,144,059)	$(7,575,590)	$(8,719,649)	$—	$(8,719,649)
Segment (loss) income	$(1,144,059)	$1,842,498	$698,439	$—	$698,439

Expenditure for segment assets	$9,071	$758,796	$767,867	$—	$767,867

Segment assets	$37,817,230	$7,766,515	$45,583,745	(9,840,913)	$35,742,832
Segment liabilities	$2,927,119	$8,582,053	$11,509,172	$(6,608,960)	$4,900,212

The following represents the reconciliation of segment (loss) income and (loss) income before income taxes:

	NWH and Other	ENS	Segment Totals	Eliminations	Consol. Totals
Three months ended April 30, 2006
Segment (loss) income	(465,360)	1,309,630	844,270	—	844,270
Depreciation and amortization	(7,678)	(519,600)	(527,278)	—	(527,278)
Dividend income	198,110	—	198,110	—	198,110
Interest income	31,662	10,272	41,934	(20,139)	21,795
Interest expense	—	(23,420)	(23,420)	22,384	(1,036)
(Loss) income before income taxes	$(243,266)	$776,882	$533,616	$2,245	$535,861

Three months ended April 30, 2005
Segment (loss) income	$(563,154)	$1,024,653	$461,499	$—	$461,499
Depreciation and amortization	(3,941)	(424,966)	(428,907)	—	(428,907)
Dividend income	137,551	—	137,551	—	137,551
Interest income	53,190	11,209	64,399	(30,384)	34,015
Interest expense	—	(44,807)	(44,807)	41,714	(3,093)
(Loss) income before income taxes	$(376,354)	$566,089	$189,735	$11,330	$201,065

Six months ended April 30, 2006
Segment (loss) income	(879,734)	2,543,178	1,663,444	—	1,663,444
Depreciation and amortization	(15,356)	(1,030,195)	(1,045,551)	—	(1,045,551)
Dividend income	395,714	—	395,714	—	395,714
Interest income	88,281	19,867	108,148	(45,747)	62,401
Interest expense	—	(51,214)	(51,214)	49,138	(2,076)
(Loss) income before income taxes	$(411,095)	$1,481,636	$1,070,541	$3,391	$1,073,932

Six months ended April 30, 2005
Segment (loss) income	$(1,144,059)	$1,842,498	$698,439	$—	$698,439
Depreciation and amortization	(6,749)	(828,684)	(835,433)	—	(835,433)
Dividend income	137,551	—	137,551	—	137,551
Interest income	240,456	19,996	260,452	(106,781)	153,671
Interest expense	(201)	(127,305)	(127,506)	120,740	(6,766)
(Loss) income before income taxes	$(773,002)	$906,505	$133,503	$13,959	$147,462

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

On February 13, 2006, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share, plus a special dividend of $0.20 per share. The dividend, aggregating $0.50 per share, was paid in cash on May 10, 2006 to the shareholders of record at the close of business on April 27, 2006.

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

9.  Income Taxes

The benefit for income taxes for the six months ending April 30, 2006 includes the release of tax reserves as a result of utilizing federal net operating loss carryforwards of $428,000. The benefit also includes the revision of prior year tax estimates of $111,000.

10.  Subsequent Event

On May 25, 2006, the Company announced that it had entered into an Agreement and Plan of Merger dated as of May 25, 2006 (the “Merger Agreement”), with Ingenix, Inc., a Delaware corporation (“Parent”), and Mogul Acquisition Corporation, a Delaware corporation and a direct wholly owned subsidiary of Parent (“Merger Sub”).  Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent.

The Merger Agreement includes customary representations, warranties and covenants of the parties to the merger.  The merger is conditioned on the approval of the Company’s stockholders and certain other closing conditions.

Parent will pay $18.24 per share of the Company’s common stock at the closing as merger consideration to the Company’s stockholders.  The parties also intend to cancel all of the Company’s outstanding stock options at the closing, with payments to holders in respect of such cancellations in lump sum cash payments, reduced, but not below zero, by any exercise prices and tax withholdings.  The Company and Parent currently expect the merger to close in the third calendar quarter of 2006.

In addition, the Company has agreed, among other things and subject to certain exceptions as described in the Merger Agreement, (i) to conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and consummation of the merger, (ii) not to engage in certain transactions during such period and (iii) to cause a special stockholder meeting to be held to consider approval of the merger and the other transactions contemplated by the Merger Agreement.

The Merger Agreement prohibits the Company from soliciting or entertaining alternative business acquisition proposals, subject to certain exceptions for proposals that are determined in good faith to constitute or to be reasonably likely to constitute a superior proposal. The Merger Agreement also contains certain termination rights for both the Company and Parent.  Either party may terminate the Merger Agreement if the merger is not consummated on or before September 30, 2006, if the merger is not approved by the Company’s stockholders or upon other customary events.  Parent may terminate the Merger Agreement if the Company’s Board of Directors changes or does not reaffirm its recommendation of the merger.  Upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Parent a termination fee of approximately $2.15 million.

Parent has also executed voting agreements with stockholders who hold approximately 16.6% of the outstanding voting stock of the Company, pursuant to which the stockholders have given Parent a proxy to vote all of the shares of the Company’s common stock that the stockholders beneficially own in favor of adoption of the Merger Agreement and approval of the merger and against any alternative business acquisition proposal.

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

Over 72,000 providers are connected to ENS’ e-commerce and Internet services which represents a 34% increase over the prior year primarily due to more connections with gateways. Through payer arrangements, ENS also currently conducts daily paper to e-commerce claim conversion for another 185,000 healthcare providers. ENS also experienced a 19% increase in contracted billable provider sites over the prior year. All of ENS’ growth was obtained through internal sales versus acquisition. As of May 30, 2006, ENS was connected to over 1,500 payers, including commercial healthcare plans, managed care organizations, Blue Cross/Blue Shield plans, Medicare, Medicaid and CHAMPUS. Approximately 90% of all electronic claims received by ENS are directly submitted to contracted payers.

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

ENS Services — Health-e Network®

ENS’ Health-e Network® suite of services addresses all of the healthcare industry’s administrative transaction processing needs, both e-commerce and paper. As a provider of full-cycle payer and provider e-commerce services, ENS enhances the providers’ and payers’ administrative efficiency. The service offerings range from a front-end data capture/transmission software and simple mailroom services to advanced pre-adjudication software. ENS mailroom and data capture offerings are offered through strategic partnerships.  ENS currently provides e-commerce connectivity to over 1,500 payers for the e-commerce claims component of Health-e Network® and provides a growing number of payers with connectivity for the entire suite of HIPAA-mandated administrative transactions between payers and providers.

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

•                  Automated Document Services™ (ADS™)  provides payers the complete front-end handling and conversion (imaging/scanning) of paper claims forms to an e-commerce format. Paper claims now constitute from 25-30% of provider claims volume industry-wide to commercial payers. As the claims are converted to an electronic format, ENS or an ENS partner captures the names of all paper-submitting providers in order to convert them for other e-commerce services with the payer’s support. Utilization of Health-e Network® (which includes ADS™) provides a payer with the opportunity to have 100% e-commerce claims receipts. With ENS as their partner and core e-commerce strategy implementer, payers can increase e-commerce transactions from their provider constituency. With the continually decreasing number of paper claim transactions received by payers, and the reduced pricing and margins in paper conversion services across the industry, ENS utilizes the services of business partners to process paper transactions in order to improve efficiencies and profitability. We are strategically focused on our higher margin core electronic transaction services and will continue to enhance our service offerings. ENS will continue to support its proven complete cycle model through strategic business partners wherever it is financially and strategically prudent.

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

As of May 30, 2006, in excess of 72,000 physicians were actively submitting electronic healthcare transactions via Health-e Network® suite of services with over an additional 532 contracted provider sites scheduled to be installed in 2006.

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

Results of Operations

Three months ended April 30, 2006 as compared to three months ended April 30, 2005:

Service Revenue:

Service revenue increased from $4,770,308 for the three months ended April 30, 2005 to $4,919,738 for the three months ended April 30, 2006 (or approximately 3.1%), primarily reflecting growth in sales to new and existing providers and related payer income as well as growth in PASSTM transactions. ENS has increased its number of direct provider connections by 20.7% and increased its number of direct e-commerce connections with payers from March 31, 2005 to March 31, 2006. These trends were offset by market wide pricing pressures on payer income from EDI transactions and declining claim volumes from a significant customer (see ENS — Liquidity and Capital Resources for a discussion of this customer). This significant customer makes up approximately 99% of the Company’s revenue in the area of processing paper claim transactions. With the continually decreasing number of paper claim transactions received by payers, and the reduced pricing and margins in paper conversion services across the industry, ENS utilizes the services of business partners to process paper transactions in order to improve efficiencies and profitability and does not endeavor to grow this aspect of ENS’ business. We remain strategically focused on growing our higher margin core electronic transaction services and will continue to enhance our service offerings in this area. ENS will continue to support its proven complete cycle model through strategic business partners wherever it is financially and strategically prudent. See below for a discussion of ENS results of operations.

Cost of Services:

Cost of services increased from $2,255,419 in the three months ended April 30, 2005 to $2,364,904 in the three months ended April 30, 2006 (or approximately 4.9%). Included in cost of services for the three months ended April 30, 2005 and April 30, 2006 is amortization of proprietary software used to provide services directly to specific customers, and depreciation of furniture and equipment, of $339,313 and $430,833, respectively (an increase of approximately 27.0%). Cost of sales exclusive of depreciation and amortization increased approximately 0.9% reflecting a 2.9% increase in wages capitalized to software development due to an increase in signed contracts requiring development, declining costs related to declining transaction volumes from a significant customer offset by increased revenue sharing costs for EDI transaction processing.

Professional Fees:

Aggregate professional fees decreased from $253,410 in the three months ended April 30, 2005 to $198,700 in the three months ended April 30, 2006 (or approximately 21.6%) due to the resolution of the arbitration proceedings. The professional fees relating to the Company, independent of ENS’ business, decreased from $156,710 in the three months ended April 30, 2005 to $107,050 in the three months ended April 30, 2006 (or approximately 31.7%), as a result of reduced fees due to use of internal staff to reduce external accounting and legal services.

Selling, General and Administrative:

Selling, general and administrative expense decreased from $2,139,293 in the three months ended April 30, 2005 to $1,942,697 in the three months ended April 30, 2006 (or approximately 9.2%), as a result of lower office and equipment rental costs, decreased postage costs related to lower volumes of claims mailed for third parties and other cost containment measures. The selling, general and administrative expense relating to operations of the Company, independent of ENS’ business, decreased from $406,444 in the three months ended April 30, 2005 to $358,310 in the three months ended April 30, 2006 (or approximately 11.8%) due to cost containment initiatives.

Depreciation and Amortization:

Depreciation and amortization increased from $89,594 in the three months ended April 30, 2005 to $92,258 in the three months ended April 30, 2006 (or approximately 3.0%), due to the addition of internally used computer equipment.

Income from Operations:

As a result of the foregoing events, income from operations increased from $32,592 for the three months ended April 30, 2005 to $316,993 for the three months ended April 30, 2006.

Interest and Dividend Income:

Interest income decreased from $34,015 for the three months ended April 30, 2005 to $21,795 for the three months ended April 30, 2006 (or approximately 35.9%) and dividend income increased from $137,551 in the three months ended April 30, 2005 to $198,110 in the three months ended April 30, 2006 (or approximately 44.0%), due to our investment in various preferred index funds during 2006 which generate dividends versus interest income.

Interest Expense:

Interest expense decreased from $3,093 in the three months ended April 30, 2005 to $1,036 in the three months ended April 30, 2006 (or approximately 66.5%), primarily due to ENS’ repayment of all capital leases.

Income Before Provision for Income Taxes:

Income before provision for income taxes increased from $201,065 for the three months ended April 30, 2005 to $535,861 for the three months ended April 30, 2006, primarily as a result of the increase in income from operations and increases in dividend and interest income, as described above.

Provision (Benefit) for Income Taxes:

Provision for income taxes was $74,000 for the three months ended April 30, 2005, as compared to a benefit of $410,427 for the three months ended April 30, 2006, which reflected the utilization of federal net operating loss carryforwards of $428,000 and the revision of prior year tax estimates of $111,000.

Net Income:

Net income increased from $127,065 for the three months ended April 30, 2005 to $946,288 for the three months ended April 30, 2006, as a result of the foregoing events.

Six months ended April 30, 2006 as compared to six months ended April 30, 2005:

Service Revenue:

Service revenue increased from $9,418,088 for the six months ended April 30, 2005 to $9,559,964 for the six months ended April 30, 2006 (or approximately 1.5%), primarily reflecting growth in sales to new and existing providers and related payer income as well as growth in PASSTM transactions. ENS has increased its number of direct provider connections by 20.7% and increased its number of direct e-commerce connections with payers from March 31, 2005 to March 31, 2006. These trends were offset by market wide pricing pressures on payer income from EDI transactions and declining claim volumes from a significant customer (see ENS — Liquidity and Capital Resources for a discussion of this customer). This significant customer makes up approximately 99% of the Company’s revenue in the area of processing paper claim transactions. With the continually decreasing number of paper claim transactions received by payers, and the reduced pricing and margins in paper conversion services across the industry, ENS utilizes the services of business partners to process paper transactions in order to improve efficiencies and profitability and does not endeavor to grow this aspect of ENS’ business. We remain strategically focused on growing our higher margin core electronic transaction services and will continue to enhance our service offerings in this area. ENS will continue to support its proven complete cycle model through strategic business partners wherever it is financially and strategically prudent. See below for a discussion of ENS results of operations.

Other Income:

The Company’s arbitration with a major customer over additional business opportunities was resolved with an award of $1,000,757 to ENS, which was paid in August, 2005. During the quarter ended January 31, 2006, ENS received an additional award of $262,729 representing recovery of a portion of the related legal costs.

Cost of Services:

Cost of services increased from $4,600,800 in the six months ended April 30, 2005 to $4,636,485 in the six months ended April 30, 2006 (or approximately 0.8%). Included in cost of services for the six months ended April 30, 2005 and April 30, 2006 is amortization of proprietary software used to provide services directly to specific customers, and depreciation of furniture and equipment, of $658,629 and $852,355, respectively (an increase of approximately 29.4%). Cost of sales exclusive of depreciation and amortization decreased approximately 4.0% reflecting a 22.8% increase in wages capitalized to software development due to an increase in signed contracts requiring development, declining costs related to declining transaction volumes from a significant customer offset by increased revenue sharing costs for EDI transaction processing.

Professional Fees:

Aggregate professional fees decreased from $579,666 in the six months ended April 30, 2005 to $344,380 in the six months ended April 30, 2006 (or approximately 40.6%) due to the resolution of the arbitration proceedings. The professional fees relating to the Company, independent of ENS’ business, decreased from $391,966 in the six months ended April 30, 2005 to $170,680 in the six months ended April 30, 2006 (or approximately 56.5%), as a result of reduced fees due to use of internal staff to reduce external accounting and legal services.

Selling, General and Administrative:

Selling, general and administrative expense decreased from $4,179,813 in the six months ended April 30, 2005 to $4,030,739 in the six months ended April 30, 2006 (or approximately 4.0%), as a result of lower office and equipment rental costs, decreased postage costs related to lower volumes of claims mailed for third parties and other cost containment measures.  The selling, general and administrative expense relating to operations of the Company, independent of ENS’ business, decreased from $752,093 in the six months ended April 30, 2005 to $709,054 in the six months ended April 30, 2006 (or approximately 5.7%) due to general cost containment initiatives.

Depreciation and Amortization:

Depreciation and amortization increased from $176,803 in the six months ended April 30, 2005 to $184,823 in the six months ended April 30, 2006 (or approximately 4.5%), due to the addition of internally used computer equipment and office furniture.

Income (Loss) from Operations:

As a result of the foregoing events, income (loss) from operations increased from a loss of $136,994 for the six months ended April 30, 2005 to income of $617,893 for the six months ended April 30, 2006.

Interest and Dividend Income:

Interest income decreased from $153,671 for the six months ended April 30, 2005 to $62,401 for the six months ended April 30, 2006 (or approximately 59.4%) and dividend income increased from $137,551 in the six months ended April 30, 2005 to $395,714 in the six months ended April 30, 2006 (or approximately 187.7%), due to our investment in various preferred index funds during 2006 which generate dividends versus interest income.

Interest Expense:

Interest expense decreased from $6,766 in the six months ended April 30, 2005 to $2,203 in the six months ended April 30, 2006 (or approximately 67.4%), primarily due to ENS’ repayment of all capital leases.

Income Before Provision for Income Taxes:

Income before provision for income taxes increased from $147,462 for the six months ended April 30, 2005, to $1,073,932 for the six months ended April 30, 2006, primarily as a result of the increase in income from operations and increases in dividend and interest income, as described above.

Provision (Benefit) for Income Taxes:

Benefit for income taxes was $164,000 for the six months ended April 30, 2005 as compared to $193,311 for the six months ended April 30, 2006 which reflected the utilization of federal net operating loss carryforwards of $428,000.and the revision of prior year tax estimates of $111,000 and the prior quarter tax estimates of $44,000.

Net Income:

Net income increased from $311,462 for the six months ended April 30, 2005 to $1,267,243 for the six months ended April 30, 2006, as a result of the foregoing events.

ENS—Results of Operations:

ENS - Three months ended March 31, 2006 as compared to three months ended March 31, 2005:

Service Revenue:

Service revenue increased from $4,770,308 for the three months ended March 31, 2005 to $4,919,738 for the three months ended March 31, 2006 (or approximately 3.1%), primarily reflecting growth in sales to new and existing providers and related payer income as well as growth in PASSTM transactions. ENS has increased its number of direct provider connections by 20.7% and increased its number of direct e-commerce connections with payers from March 31, 2005 to March 31, 2006. These trends were offset by market wide pricing pressures on payer income from EDI transactions and declining claim volumes from a significant customer (see ENS — Liquidity and Capital Resources for a discussion of this customer). This significant customer makes up approximately 99% of the Company’s revenue in the area of processing paper claim transactions. With the continually decreasing number of paper claim transactions received by payers, and the reduced pricing and margins in paper conversion services across the industry, ENS utilizes the services of business partners to process paper transactions in order to improve efficiencies and profitability and does not endeavor to grow this aspect of ENS’ business. We remain strategically focused on growing our higher margin core electronic transaction services and will continue to enhance our service offerings in this area. ENS will continue to support its proven complete cycle model through strategic business partners wherever it is financially and strategically prudent.

Cost of Services:

Cost of services increased from $2,255,419 in the three months ended March 31, 2005 to $2,364,904 in the three months ended March 31, 2006 (or approximately 4.9%). Included in cost of services for the three months ended March 31, 2005 and March 31, 2006 is amortization of proprietary software used to provide services directly to specific customers, and depreciation of furniture and equipment, of $339,313 and $430,833, respectively (an increase of approximately 27.0%). Cost of sales exclusive of depreciation and amortization increased approximately 0.9% reflecting a 2.9% increase in wages capitalized to software development due to an increase in signed contracts requiring development, declining costs related to declining transaction volumes from a significant customer offset by increased revenue sharing costs for EDI transaction processing.

Professional Fees:

Professional fees decreased from $96,700 in the three months ended March 31, 2005 to $91,650 in the three months ended March 31, 2006 (or approximately 5.2%) as a result of the completion of the arbitration proceedings against a major customer. See Other Income for a further discussion of the arbitration award received by ENS.

Selling, General and Administrative:

Selling, general and administrative expense decreased from $1,829,550 in the three months ended March 31, 2005 to $1,676,038 in the three months ended March 31, 2006 (or approximately 8.4%) as a result of lower office and equipment rental costs, decreased postage costs related to lower volumes of claims mailed for third parties and other cost containment measures. These amounts include professional fees as noted above.

Depreciation and Amortization:

Depreciation and amortization increased from $85,653 in the three months ended March 31, 2005 to $88,767 in the three months ended March 31, 2006 (or approximately 3.6%), due to the purchase of additional computer equipment.

Income from Operations:

As a result of the foregoing and the following, income from operations increased from $599,687 for the three months ended March 31, 2005 (12.6% of revenue) to $790,030 (16.1% of revenue) for the three months ended March 31, 2006.

Interest Expense:

Interest expense, exclusive of interest payable to NWH, decreased from $3,093 in the three months ended March 31, 2005 to $1,036 in the three months ended March 31, 2006 (or approximately 66.5%), primarily due to ENS’ repayment of all capital leases in fiscal 2005. For the three months ended March 31, 2006, $22,384 of interest expense was recognized by ENS as payable to NWH and was eliminated in consolidation.

Segment Income:

Segment income increased from $1,024,653 for the three months ended March 31, 2005 to $1,309,630 for the three months ended March 31, 2006 (or approximately 27.8%) primarily as a result of the increase in services revenues, overall gain from operations and cost containment measures. We calculate segment income as income before income taxes excluding interest, depreciation and amortization. See Note 6 to the Consolidated Financial Statements for a presentation of segment income.

ENS - Six months ended March 31, 2006 as compared to six months ended March 31, 2005:

Service Revenue:

Service revenue increased from $9,418,088 for the six months ended March 31, 2005 to $9,559,964 for the six months ended March 31, 2006 (or approximately 1.5%), primarily reflecting growth in sales to new and existing providers and related payer income as well as growth in PASSTM transactions. ENS has increased its number of direct provider connections by 20.7% and increased its number of direct e-commerce connections with payers from March 31, 2005 to March 31, 2006. These trends were offset by market wide pricing pressures on payer income from EDI transactions and declining claim volumes from a significant customer (see ENS — Liquidity and Capital Resources for a discussion of this customer). This significant customer makes up approximately 99% of the Company’s revenue in the area of processing paper claim transactions. With the continually decreasing number of paper claim transactions received by payers, and the reduced pricing and margins in paper conversion services across the industry, ENS utilizes the services of business partners to process paper transactions in order to improve efficiencies and profitability and does not endeavor to grow this aspect of ENS’ business. We remain strategically focused on growing our higher margin core electronic transaction services and will continue to enhance our service offerings in this area. ENS will continue to support its proven complete cycle model through strategic business partners wherever it is financially and strategically prudent.

Other Income:

The Company’s arbitration with a major customer over additional business opportunities was resolved with an award of $1,000,757 to ENS, which was paid in August, 2005. During the quarter ended December 31, 2005, ENS received an additional award of $262,729 representing recovery of a portion of the related legal costs.

Cost of Services:

Cost of services increased from $4,600,800 in the six months ended March 31, 2005 to $4,636,485 in the six months ended March 31, 2006 (or approximately 0.8%). Included in cost of services for the six months ended March 31, 2005 and March 31, 2006 is amortization of proprietary software used to provide services directly to specific customers, and depreciation of furniture and equipment, of $658,629 and $852,355, respectively (an increase of approximately 29.4%). Cost of sales exclusive of depreciation and amortization decreased approximately 4.0% reflecting a 22.8% increase in wages capitalized to software development due to an increase in signed contracts requiring development, declining costs related to declining transaction volumes from a significant customer offset by increased revenue sharing costs for EDI transaction processing.

Professional Fees:

Professional fees decreased from $187,700 in the six months ended March 31, 2005 to $173,700 in the six months ended March 31, 2006 (or approximately 7.5%) as a result of the completion of the arbitration proceedings against a major customer. See Other Income for a further discussion of the arbitration award received by ENS.

Selling, General and Administrative:

Selling, general and administrative expense decreased from $3,633,421 in the six months ended March 31, 2005 to $3,495,385 in the six months ended March 31, 2006 (or approximately 3.8%) as a result of lower office and equipment rental costs, decreased postage costs related to lower volumes of claims mailed for third parties and other cost containment measures. These amounts include professional fees as noted above.

Depreciation and Amortization:

Depreciation and amortization increased from $170,054 in the six months ended March 31, 2005 to $177,840 in the six months ended March 31, 2006 (or approximately 4.6%), due to the purchase of additional computer equipment.

Income from Operations:

As a result of the foregoing and the following, income from operations increased from $1,013,814 for the six months ended March 31, 2005 (10.8% of revenue) to $1,512,983 (15.4% of revenue) for the six months ended March 31, 2006.

Interest Expense:

Interest expense, exclusive of interest payable to NWH, decreased from $6,565 in the six months ended March 31, 2005 to $2,203 in the six months ended March 31, 2006 (or approximately 66.4%), primarily due to ENS’ repayment of all capital leases in fiscal 2005. For the six months ended March 31, 2006, $49,011 of interest expense was recognized by ENS as payable to NWH and was eliminated in consolidation.

Segment Income:

Segment income increased from $1,842,498 for the six months ended March 31, 2005 to $2,543,178 for the six months ended March 31, 2006 (or approximately 38.0%) primarily as a result of the increase in services revenues, overall gain from operations and receipt of the arbitration award, as discussed above. We calculate segment income as income before income taxes excluding interest, depreciation and amortization. See Note 6 to the Consolidated Financial Statements for a presentation of segment income.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2006, we had approximately $18.9 million in cash and cash equivalents. Our assets have been used for, and are currently reserved to fund development of our healthcare e-commerce business and development and acquisition of new technologies and businesses in other areas. Such amount, with earnings thereon, is expected to be sufficient to implement this business plan through January 2007, or for a shorter period if we decide to invest a substantial portion of our assets in major acquisitions, equity investments or stock repurchases. We actively seek to acquire or invest in healthcare e-commerce and other businesses in unrelated areas.

Our board of directors authorized the repurchase of up to 20% of our common stock because we believe, under current market conditions, the repurchase is a favorable investment. The repurchased shares will also be available for issuance upon exercise of outstanding options. We repurchased 11,772 shares in the quarter ended April 30, 2006 for an aggregate cost of $140,795. Through April 30, 2006, we have repurchased an aggregate of 431,372 shares for an aggregate cost of $5,260,704.

In the first two quarters of fiscal year 2006, each of the four quarters of fiscal years 2005 and 2004 and the last two quarters of fiscal year 2003, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share plus a special dividend of $0.20 per share, with each such dividend being paid in cash to all holders of record as of the close of business on a specific date. On February 13, 2006, the Board of Directors of the Company declared a quarterly dividend of $0.30 per share plus a special dividend of $0.20 per share. The dividend, aggregating $0.50 per share, was paid in cash on May 10, 2006, to holders of record at the close of business on April 27, 2006. The Company reviews its dividend policy on a quarterly basis.

During the six months ended April 30, 2006, the Company spent $1,302,107 on fixed assets, including $1,064,599 for internally developed software and $237,508 for computer and office equipment required for increased transaction processing, new payer contracts and other business growth. The expenditures for internally developed software increased 109.5% over the second quarter of fiscal 2005 due to additional new payer contracts for EDI and PASS services requiring higher levels of development, development of ECT, an Internet based electronic claims tracking system, and the Company’s Internet claims processing system.

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

ENS - Liquidity and Capital Resources:

ENS’ early operations were financed principally through equity investments by NWH (for this purpose, the “Parent Company”) and loans from the Parent Company, and these loans totaled $2,588,228 through March 31, 2006 (including previously accrued interest of $1,258,985 that had been converted to principal). During the six months ended March 31, 2006, ENS repaid $1,150,000 of these loans to the Parent Company and anticipates making additional repayments for the foreseeable future. ENS plans additional investment in its technology enhancements, including further development and implementation of XpediteTM, its full contact management operating system; its Internet claims processing system; hosting of additional HIPAA transactions;  ECT, an Internet based electronic claims tracking system; additional payer connectivity; and enhancements to broaden the transactions processing infrastructure.

With the continually decreasing number of paper claims transactions received by payers, and the reduced pricing and margins in paper conversion services across the industry, ENS utilizes the services of business partners to process paper transactions in order to improve efficiencies and profitability. We remain strategically focused on our higher margin core electronic transaction services and will continue to enhance our service offerings. ENS will continue to support its proven complete cycle model through strategic business partners wherever it is financially and strategically prudent.

In accordance with the terms of the Company’s services agreement with Fiserv Health, Inc. (FHI), one of ENS’ largest paper customers, FHI terminated the services agreement effective October 31, 2006. In 2004, ENS initiated arbitration proceedings against FHI alleging that FHI had breached the services agreement. The matter was arbitrated in 2005 and, as a result ENS was awarded $1,000,757 in an initial award and an additional $262,729 of costs in the final award. The arbitration panel found that “Fiserv breached the agreement. The breach was material.”  In addition, the arbitration panel did find “in favor of ENS” as it relates to Fiserv’s willful misconduct. Paper services for FHI accounted for 31%, 29% and 25% of ENS’ revenues in fiscal years 2004 and 2005 and the six months ended March 31, 2006. However, there is no assurance that FHI will continue any ENS services past October 31, 2006. We anticipate that this customer will generate approximately 24% and 1% of ENS’ revenues in fiscal years 2006 and 2007 with revenues declining gradually throughout fiscal 2006 and dropping dramatically in the first quarter of fiscal 2007. We expect the costs of these services to decline correspondingly as all costs are variable with production volumes. We anticipate that the termination of this agreement will have little effect on ENS’ overall profitability due to the recent signing of two new contracts for pre-adjudication and EDI services. The systems development required for these contracts has been completed. While the revenues generated by these contracts are not expected to make up for the revenues lost from the terminated agreement, the profits generated by the transactions to be processed by these systems are anticipated to replace and, eventually, exceed the profits lost by the terminated agreement. We believe that ENS’ results will continue to improve, reflecting the quality of its services, in fiscal 2006 and into 2007.

Although we believe that ENS may need to obtain additional financing to accelerate its strategic business plan, based upon existing contracts with physicians, other providers, payers and management companies and current expense levels, management expects ENS to continue profitable operations through fiscal 2006.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$140,000	$—	$140,000	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	298,551	244,703	53,848	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$438,551	$244,703	$193,848	$—	$—

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

Changes in prevailing interest rates will cause the yield on our investments to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents, short-term investments and marketable securities in commercial paper, non-government debt securities, money market funds, highly liquid U.S. Treasury notes and federal agency notes and other low risk investments. We view these high grade securities within our portfolio as having similar market risk characteristics. The weighted-average interest rate of the portfolio was 4.4% at April 30, 2006.

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

ITEM 4.                   CONTROLS AND PROCEDURES

As of April 30, 2006, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management. Based on that evaluation, management has concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to them, as of April 30, 2006. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5. OTHER INFORMATION

On May 25, 2006, the Company announced that it had entered into an Agreement and Plan of Merger dated as of May 25, 2006 (the “Merger Agreement”), with Ingenix, Inc., a Delaware corporation (“Parent”), and Mogul Acquisition Corporation, a Delaware corporation and a direct wholly owned subsidiary of Parent (“Merger Sub”).  Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent.

The Merger Agreement includes customary representations, warranties and covenants of the parties to the merger.  The merger is conditioned on the approval of the Company’s stockholders and certain other closing conditions.

Parent will pay $18.24 per share of the Company’s common stock at the closing as merger consideration to the Company’s stockholders.  The parties also intend to cancel all of the Company’s outstanding stock options at the closing, with payments to holders in respect of such cancellations in lump sum cash payments, reduced, but not below zero, by any exercise prices and tax withholdings.  The Company and Parent currently expect the merger to close in the third calendar quarter of 2006.

In addition, the Company has agreed, among other things and subject to certain exceptions as described in the Merger Agreement, (i) to conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and consummation of the merger, (ii) not to engage in certain transactions during such period and (iii) to cause a special stockholder meeting to be held to consider approval of the merger and the other transactions contemplated by the Merger Agreement.

The Merger Agreement prohibits the Company from soliciting or entertaining alternative business acquisition proposals, subject to certain exceptions for proposals that are determined in good faith to constitute or to be reasonably likely to constitute a superior proposal. The Merger Agreement also contains certain termination rights for both the Company and Parent.  Either party may terminate the Merger Agreement if the merger is not consummated on or before September 30, 2006, if the merger is not approved by the Company’s stockholders or upon other customary events.  Parent may terminate the Merger Agreement if the Company’s Board of Directors changes or does not reaffirm its recommendation of the merger.  Upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Parent a termination fee of approximately $2.15 million.

Parent has also executed voting agreements with stockholders who hold approximately 16.6% of the outstanding voting stock of the Company, pursuant to which the stockholders have given Parent a proxy to vote all of the shares of the Company’s common stock that the stockholders beneficially own in favor of adoption of the Merger Agreement and approval of the merger and against any alternative business acquisition proposal.

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

Date: May 31, 2006

NWH, INC.
(Registrant)

By:	/s/ TERRENCE S. CASSIDY
Terrence S. Cassidy, President and Principal Accounting Officer